Form 10-Q
period 1996-03-31
CINERGI PICTURES ENTERTAINMENT INC
filed 1996-05-15
CIK 922519

                                WASHINGTON, D.C. 20549


                                       FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

                            Commission file number 0-23958

                          CINERGI PICTURES ENTERTAINMENT INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                95-4247952
    (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or                         Identification No.)
         organization)

                                     2308 BROADWAY
                            SANTA MONICA, CALIFORNIA 90404
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (310) 315-6000
                 (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X   No
        -----    -----

 As of April 10, 1996, there were 14,191,556 shares of Common Stock outstanding.

                          CINERGI PICTURES ENTERTAINMENT INC.

                                         INDEX

                            PART I.  FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets --
         December 31, 1995 and March 31, 1996 .......................         3

         Condensed Consolidated Statements of Operations
         for the three months ended
         March 31, 1995 and March 31, 1996 ..........................         5

         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1995 and
         March 31, 1996 .............................................         6

         Notes to Condensed Consolidated
         Financial Statements .......................................         8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..............        11


                              PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................        14

Item 2.  Changes in Securities ......................................        14

Item 3.  Defaults Upon Senior Securities ............................        14

Item 4.  Submission of Matters to a Vote of Security Holders ........        14

Item 5.  Other Information ..........................................        14

Item 6.  Exhibits and Reports on Form 8-K ...........................        14

    Signature .......................................................        15

                                        PART I.

                                 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          CINERGI PICTURES ENTERTAINMENT INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     December 31,          March 31,
                                                         1995                 1996
                                                     ------------        ------------
                                                                          (unaudited)
         ASSETS

Cash and cash equivalents                           $ 29,832,000        $ 22,493,000
Accounts receivable                                    7,494,000           6,877,000
Accounts receivable, related parties                     682,000             730,000
Film costs, less accumulated amortization            160,756,000         166,796,000
Property and equipment, at cost,
     less accumulated depreciation                     4,381,000           5,698,000
Other assets                                           3,112,000           2,348,000
                                                     ------------        ------------
          TOTAL ASSETS                              $206,257,000        $204,942,000
                                                     ------------        ------------
                                                     ------------        ------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                  $  1,785,000        $  6,489,000
  Accrued interest                                     2,613,000           3,319,000
  Accrued residuals & participations                   8,781,000           9,133,000
  Deferred revenue                                    68,791,000          60,721,000
  Capital lease obligation                                     -           1,005,000
  Loans payable                                       65,360,000          65,979,000
  Notes and amounts payable
     to related parties                                5,310,000           5,004,000
                                                     ------------        ------------
     TOTAL LIABILITIES                              $152,640,000        $151,650,000


                         CINERGI PICTURES ENTERTAINMENT INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                     December 31,          March 31,
                                                         1995                1996
                                                     ------------        ------------
                                                                          (unaudited)
Common Stock with certain redemption
  features, $.01 par value, 1,117,000
  shares issued and outstanding less
  notes receivable from related parties
  amounting to $1,350,000                             $1,900,000          $2,212,000

Commitments & Contingencies (Note 4)                          --                  --

Stockholders Equity
  Preferred Stock, $.01 par value,
   5,000,000 shares authorized, no shares
   issued and outstanding                                     --                  --
  Common Stock, $.01 par value,
   20,000,000 shares authorized,
   13,075,000 shares issued and outstanding              131,000             131,000
  Additional Paid-in Capital                          64,753,000          64,753,000
  Retained Deficit                                  (13,167,000)        (13,804,000)
                                                     ------------        ------------
   TOTAL STOCKHOLDERS' EQUITY                         51,717,000          51,080,000

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                             $206,257,000        $204,942,000
                                                     ------------        ------------
                                                     ------------        ------------


NOTE: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principals for complete financial statements.


               See notes to condensed consolidated financial statements.

                          CINERGI PICTURES ENTERTAINMENT INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)



                                                           Three Months Ended
                                                                March 31,
                                                         1995                1996
                                                     ------------        ------------
Revenues
  Feature films                                      $12,634,000         $37,105,000
  Fee income                                              72,000              11,000
                                                     ------------        ------------
                                                      12,706,000          37,116,000

Cost and expenses:
  Amortization of film costs,
   residuals & participations                         11,801,000          36,335,000
  General & administrative expense                       569,000           1,476,000
                                                     ------------        ------------

Operating income (loss)                                  336,000           (695,000)

Interest expense                                              --           (176,000)
Interest income                                           39,000             234,000
                                                     ------------        ------------

Net income (loss) before income taxes                    375,000           (637,000)

Provision for income taxes                             (142,000)                  --
                                                     ------------        ------------

Net income (loss)                                    $   233,000        $  (637,000)
                                                     ------------        ------------
                                                     ------------        ------------

Net income (loss) per share                          $      0.02        $     (0.04)
                                                     ------------        ------------
                                                     ------------        ------------

Weighted average number of
 shares outstanding                                   11,192,000          14,192,000
                                                     ------------        ------------
                                                     ------------        ------------


               See notes to condensed consolidated financial statements.

                          CINERGI PICTURES ENTERTAINMENT INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (UNAUDITED)


                                                            Three Months Ended
                                                                 March 31,
                                                         1995                1996
                                                     ------------        ------------
OPERATING ACTIVITIES

Net Income (loss)                                   $    233,000        $  (637,000)

Adjustments to reconcile net income to net
 cash used in operating activities:
     Depreciation                                        100,000             294,000
     Amortization of unearned compensation             (287,000)             312,000
     Film costs amortization                          11,000,000          33,686,000
     Changes in operating assets and liabilities:
       Accounts receivable                             2,634,000             617,000
       Accounts receivable, related parties              234,000            (48,000)
       Film costs additions                         (23,699,000)        (39,726,000)
       Other assets                                      188,000             764,000
       Accounts payable & accrued interest               530,000           5,410,000
       Accrued residuals and participations payable      802,000             352,000
       Income taxes payable                              142,000                  --
       Deferred revenue                                  694,000         (8,070,000)
                                                     ------------        ------------

Net cash used in operating activities                (7,429,000)         (7,046,000)

INVESTING ACTIVITIES

Purchase of property and equipment                      (34,000)            (31,000)
                                                     ------------        ------------

Net cash used in investing activities                   (34,000)            (31,000)


                          CINERGI PICTURES ENTERTAINMENT INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                      (UNAUDITED)


                                                           Three Months Ended
                                                                March 31,
                                                         1995                1996
                                                     ------------        ------------
FINANCING ACTIVITIES

Increase in loans payable                            $12,669,000         $19,815,000
Payments on loans payable                            (4,856,000)        (19,196,000)
Increase in notes and amounts payable to
   related parties                                       279,000             238,000
Payments on notes and amounts payable to
   related parties                                     (391,000)           (544,000)
Payments on capital lease obligation                          --           (575,000)
                                                     ------------        ------------

Net cash provided (used) by financing activities       7,701,000           (262,000)
                                                     ------------        ------------

Increase (decrease) in cash                              238,000         (7,339,000)

Cash and cash equivalents at beginning of year         2,665,000          29,832,000
                                                     ------------        ------------

Cash and cash equivalents at end of period           $ 2,903,000        $ 22,493,000
                                                     ------------        ------------
                                                     ------------        ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Income taxes                                      $     9,000        $     23,000



THREE MONTHS ENDING MARCH 31, 1996
    Visual effects equipment amounting to $1,580,000 was purchased under a capital lease agreement.

               See notes to condensed consolidated financial statements.

                          CINERGI PICTURES ENTERTAINMENT INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                                    March 31, 1996

NOTE 1 -- PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements of Cinergi Pictures Entertainment Inc. (the "Company" or "CPEI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in CPEI's Annual Report on Form 10-K ("Annual Report") filed with the Securities and Exchange Commission.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

NET INCOME (LOSS) PER COMMON SHARE
    The per share data for the three month periods ended March 31, 1995 and 1996 are based on the weighted average number of common and common share equivalents outstanding during the period. Common Stock with certain redemption features are considered common share equivalents. Stock options and warrants are considered common share equivalents if dilutive.

RECLASSIFICATION
    Certain reclassifications were made to the 1995 balances to conform to the March 31, 1996 presentation primarily to not reflect Buena Vista Pictures Distribution, Inc. as a related party.

                          CINERGI PICTURES ENTERTAINMENT INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (Unaudited)
                                    March 31, 1996

NOTE 3 -- FILM COSTS
    Film costs consist of the following:
                                              DECEMBER 31      MARCH 31
                                                 1995            1996
                                              ------------   ------------
    Released, less amortization . . . . .    $101,238,000   $ 70,645,000
    In production . . . . . . . . . . . .      53,545,000     89,009,000
    Development . . . . . . . . . . . . .       5,973,000      7,142,000
                                              ------------   ------------
                                             $160,756,000   $166,796,000
                                              ------------   ------------
                                              ------------   ------------

NOTE 4 -- CONTINGENCIES

    In December 1995, the U.S. Attorney for the Central District of California served subpoenas ("Subpoenas") on the Company related to a grand jury investigation of federal tax aspects of various transactions involving Andrew G. Vajna, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and certain other persons and entities (the "Investigation"). The Company believes the Investigation is focusing primarily on (i) the 1988 and 1989 personal tax returns of Mr. Vajna and the tax returns of certain other persons and entities, and (ii) the ongoing audits of Mr. Vajna's tax returns since 1990 by the Internal Revenue Service. The Company has not been identified by the U.S. Attorney as being a target of the Investigation; however, there can be no assurance that the Company's status will not change in the future. The Board of Directors of the Company has formed a committee of the three outside directors of the Company (the "Special Committee") to monitor the Company's response to the Subpoenas, to consider the Company's indemnification obligations with respect to its employees, officers and directors and to otherwise evaluate and act upon matters related to the Investigation. The Company has engaged counsel to represent it in connection with the Investigation and is in the process of responding to the Subpoenas. Given the uncertainty of the Investigation, there is currently no basis upon which to estimate the impact, if any, the Investigation may have on the Company.

    Pursuant to Article Tenth of the Company's Restated Certificate of Incorporation, Article V of the Company's Bylaws, indemnity agreements entered into between the Company and certain of its officers and directors, and the provisions of Section 145 of the Delaware General Corporation Law, the Company is advancing the expenses of certain of its employees, officers and directors other than Mr. Vajna (the "Indemnitees") which they may incur in connection with the Investigation. The Indemnitees have undertaken to reimburse the Company for their expenses if it is ultimately determined by the Special Committee that they are not entitled to be indemnified. In addition, Mr. Vajna has undertaken to reimburse the Company under certain circumstances with respect to the expenses of the Indemnitees. Given the current uncertainty regarding the scope and duration of the Investigation and the amount of expenses which may be incurred by the Indemnitees in connection with the Investigation, there is no basis upon which to estimate the financial impact which the foregoing may have on the Company.

    In connection with the Investigation, the Company has determined to advance the expenses of the Indemnitees which the Indemnitees may incur in connection with the Investigation. As of May 10, 1996, the Company had advanced an aggregate of $71,000 on behalf of the Indemnitees.

    On May 13, 1996, a purported class action lawsuit was filed in the Superior Court of California for the County of Los Angeles by Aron Golds, an alleged stockholder of the Company, against the Company and certain of its executive officers and directors (Andrew G. Vajna, Warren Braverman, Dianne Caplan Lebovits, Fred R. Feitshans and Randolph Paul). The complaint alleges, among other things, that the defendants (i) negligently misrepresented (or omitted) material facts about the business, financial condition, future growth and profitability of the Company in documents and releases of the Company, including the prospectus for the Company's 1995 Common Stock offering, and in alleged statements by certain of the individual defendants, and (ii) violated federal and state securities laws by virtue of their conduct. On the same date, a second purported class action lawsuit was filed in the same court by Michael Shores, also an alleged stockholder of the Company, against the same defendants as in the first lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and otherwise making substantially the same allegations as in the first lawsuit. Both lawsuits seek, among other things, an award of unspecified money damages in favor of the plaintiffs and the other members of the purported class for all losses and injuries allegedly suffered as a result of the defendants' alleged conduct.

    Management of the Company is in the process of reviewing the complaints and is unable, at this time, to predict the ultimate outcome of the purported class actions. Based upon a preliminary review of the complaints, however, the Company does not believe that these lawsuits have merit and intends to defend them vigorously. Accordingly, no provision for any liability which may result has been made in the unaudited financial statements contained in this Form 10Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995
    Feature film revenues increased from $12,634,000 for the quarter ended March 31, 1995 to $37,105,000 for the quarter ended March 31, 1996. Feature film revenues for the quarter ended March 31, 1995 included additional revenues of $2,382,000 from the domestic home video and pay television distribution of TOMBSTONE and revenues of $10,217,000 from the domestic home video availability of COLOR OF NIGHT. Feature film revenues for the quarter ended March 31, 1996 principally included revenues of $31,503,000 from the international theatrical availability of NIXON and $2,949,000 from domestic pay-per-view and foreign overages from DIE HARD WITH A VENGEANCE.

    Amortization of film costs, residuals and participations increased from $11,801,000 for the quarter ended March 31, 1995 to $36,335,000 for the quarter ended March 31, 1996 due to the increase in feature film revenues recognized in the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. The Company estimates the total projected revenues to be received from the exploitation of a motion picture in all territories and media. As the revenues from a motion picture are recognized, the percentage of revenues recognized to total estimated revenues is applied to film costs for such motion picture to record amortization.

    Selling, general and administrative ("SG&A") expenses (excluding production overhead costs capitalized to film costs) increased from $569,000 for the quarter ended March 31, 1995 to $1,476,000 for the quarter ended March 31, 1996. This difference is principally due to the overhead attributable to the Company's visual effects facility which was acquired in late 1994, not being capitalized into film costs in the first quarter of 1996. Production overhead being capitalized to films increased from $1,538,000 in the first quarter of 1995 as compared to $1,664,000 in the first quarter of 1996. The Company capitalizes production overhead incurred in connection with the production of a motion picture by adding such costs to the capitalized film costs of such motion picture. The total of SG&A expenses and production overhead costs capitalized to film costs increased from $2,107,000 for the quarter ended March 31, 1995 to $3,140,000 for the quarter ended March 31, 1996.

    Interest expense increased from $0 for the quarter ended March 31, 1995 to $176,000 for the quarter ended March 31, 1996. This increase was primarily due to a lesser percentage of total interest expense being capitalized to film costs due to the Company having fewer films in production in 1996. Interest expense of $2,976,000 was capitalized into film costs for the quarter ended March 31, 1995 compared to $1,376,000 for the quarter ended March 31, 1996. The Company determines the amount of interest expense to be capitalized to each motion picture in production by multiplying the average cumulative film cost of all motion pictures in production in a given period by the overall effective interest rate paid by the Company on the aggregate amount of debt outstanding for such period. Interest expense, including interest capitalized into film costs, decreased from $2,976,000 for the quarter ended March 31, 1995 to $1,552,000 for the quarter ended March 31, 1996. This decrease was due to the smaller average outstanding balances of the Company's production loans in the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. Three films were in various stages of production during the first quarter of 1996 as compared to six films during the first quarter of 1995.

    Fee income decreased from $72,000 for the quarter ended March 31, 1995 to $11,000 for the quarter ended March 31, 1996. Fee income represented fees earned in connection with an arrangement to collect accounts receivable on behalf of, and to distribute motion pictures produced by, an unrelated third party.

    Interest income increased from $39,000 for the quarter ended March 31, 1995 to $234,000 for the quarter ended March 31, 1996 due to substantially higher cash balances during the first quarter of 1996.

    As a result of the above, the Company had a net loss for the quarter ended March 31, 1996 of $637,000 as compared to net income of $233,000 for the quarter ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has a Credit, Security, Pledge and Guaranty Agreement dated as of August 16, 1994 with Chase Manhattan Bank ("Chase") which is the successor to Chemical Bank, and a syndicate of lenders (collectively, the "Lenders") which provides the Company with a revolving credit facility of $150,000,000 (the "Credit Facility"). Under the Credit Facility, the Lenders have committed to make loans available until August 31, 1997, although the Lenders will continue to make loans to finance any motion picture in which principal photography has commenced or that has otherwise satisfied certain conditions prior to such date. The Credit Facility is secured by substantially all of the assets of the Company, including $5,000,000 in proceeds from the "key man" life insurance on Mr. Vajna. The Credit Facility matures on February 28, 1999. As of March 31, 1996, approximately $38,161,000 in borrowings were outstanding under the Credit Facility. As of March 31, 1996, the interest rate on the amounts outstanding under the Credit Facility was approximately 7.15% per annum. The commitment fee on the average daily unused portion of the commitment is 3/8 of one percent per annum.

    The Company previously entered into term loan agreements with Buena Vista Pictures Distribution, Inc. ("BVPD") to finance a portion of the costs of COLOR OF NIGHT, THE SCARLET LETTER, NIXON, THE SHADOW CONSPIRACY and EVITA. Each loan must be repaid with accrued interest on or before the earlier of (i) four years after the loan proceeds are first made available to the Company or (ii) three years after the initial domestic theatrical release of the applicable picture. Each of these loans are secured by rights to distribute the respective motion picture in the Americas and, except for one term loan personally guaranteed by Mr. Vajna, certain other distribution rights related to other motion pictures financed by BVPD. At March 31, 1996, the aggregate principal loan balances were $28,045,000.

    The Company currently is in production of Evita and post-production of THE SHADOW CONSPIRACY and AMANDA. Through March 31, 1996, the Company had incurred approximately $80,591,000 in direct negative costs in connection with the motion pictures THE SHADOW CONSPIRACY, AMANDA and EVITA. The Company currently expects, subject to changes in existing budgets, to incur an additional approximately $26,875,000 in direct negative costs in connection with such motion pictures.

    The Company has entered into a one year capital lease for certain visual effects equipment. The total capital lease obligation at March 31, 1996 was $1,005,000.

    The Company believes that its existing capital, funds from operations, borrowings under the Credit Facility, advances and production loans from BVPD and other available sources of capital, will be sufficient to enable the Company to fund its planned development, production and overhead expenditures for the next 12 months.

                                        PART II

                                   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Reference is made to Part I -- FINANCIAL INFORMATION, Item 1. -- Financial Statements (unaudited), Note 4 to Condensed Financial Statements which is incorporated herein by this reference.


             On May 13, 1996, a purported class action lawsuit was filed in the Superior Court of California for the County of Los Angeles by Aron Golds, an alleged stockholder of the Company, against the Company and certain of its executive officers and directors (Andrew G. Vajna, Warren Braverman, Dianne Caplan Lebovits, Fred R. Feitshans and Randolph Paul). The complaint alleges, among other things, that the defendants (i) negligently misrepresented (or omitted) material facts about the business, financial condition, future growth and profitability of the Company in documents and releases of the Company, including the prospectus for the Company's 1995 Common Stock offering, and in alleged statements by certain of the individual defendants, and
         (ii) violated federal and state securities laws by virtue of their conduct. On the same date, a second purported class action lawsuit was filed in the same court by Michael Shores, also an alleged stockholder of the Company, against the same defendants as in the first lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and otherwise making substantially the same allegations as in the first lawsuit. Both lawsuits seek, among other things, an award of unspecified money damages in favor of the plaintiffs and the other members of the purported class for all losses and injuries allegedly suffered as a result of the defendants' alleged conduct.

             Management of the Company is in the process of reviewing the complaints and is unable, at this time, to predict the ultimate outcome of the purported class actions. Based upon a preliminary review of the complaints, however, the Company does not believe that these lawsuits have merit and intends to defend them vigorously. Accordingly, no provision for any liability which may result has been made in the unaudited financial statements contained in this Form 10Q.


ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)   Exhibits.

         Exhibit No.    Description
         -----------    -----------

         10.54          Undertaking to Reimburse Indemnification Costs dated
                        March 5, 1996

         27             Article 5 Financial Data Schedule

         b)   Reports on Form 8-K.

              No reports on Form 8-K were filed during the three-month period ended March 31, 1996.

                                       SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CINERGI PICTURES ENTERTAINMENT INC.


May 14, 1996                 By:  //s// Warren Braverman
                                 ----------------------------------------
                                  Warren Braverman, Executive Vice President,
                                  Chief Financial Officer and Treasurer,
                                  signing both in his capacity as Executive
                                  Vice President on behalf of Registrant and as
                                  Chief Financial Officer of Registrant