Form 10-Q
period 1996-06-30
CINERGI PICTURES ENTERTAINMENT INC
filed 1996-08-14
CIK 922519

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[   ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from         to
                                      -------    -------
                         Commission file number 0-23958

                      CINERGI PICTURES ENTERTAINMENT INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    95-4247952
   (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                  Identification No.)

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

  As of August 12, 1996, there were 14,191,556 shares of the registrant's Common Stock outstanding.

                      CINERGI PICTURES ENTERTAINMENT INC.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                                 Page No.
                                                                                                 --------
Item 1.          Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets --
                 December 31, 1995 and June 30, 1996  . . . . . . . . . . . . . . . . . . . . . .    3

                 Condensed Consolidated Statements of Operations
                 for the three and six months ended June 30, 1995 and
                 June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

                 Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 1995 and
                 June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

                 Notes to Condensed Consolidated
                 Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . .   11

                         PART II. OTHER INFORMATION

Item 1.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 2.          Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 3.          Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . .   15

Item 5.          Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .   17

        Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

                      CINERGI PICTURES ENTERTAINMENT INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           December 31,               June 30,
                                                               1995                      1996
                                                           ------------             -------------
                                                                                    (unaudited)
                 ASSETS

Cash and cash equivalents                                   $ 29,832,000             $ 12,676,000
Accounts receivable                                            7,494,000                4,313,000
Accounts receivable, related parties                             682,000                  811,000
Film costs, less accumulated amortization                    160,756,000              164,547,000
Property and equipment, at cost,
         less accumulated depreciation                         4,381,000                5,390,000
Other assets                                                   3,112,000                2,738,000
                                                            ------------             ------------

                 TOTAL ASSETS                               $206,257,000             $190,475,000
                                                            ============             ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                          $  1,785,000             $  1,334,000
  Accrued interest                                             2,613,000                3,400,000
  Accrued residuals & participations                           8,781,000                9,332,000
  Deferred revenue                                            68,791,000               54,333,000
  Capital lease obligation                                            --                  659,000
  Loans payable                                               65,360,000               63,515,000
  Notes and amounts payable
         to related parties                                    5,310,000                5,013,000
                                                            ------------             ------------

         TOTAL LIABILITIES                                  $152,640,000             $137,586,000

                      CINERGI PICTURES ENTERTAINMENT INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                            December 31,               June 30,
                                                                1995                    1996
                                                            ------------             ------------
                                                                                     (unaudited)
Common Stock with certain redemption
  features, $.01 par value, 1,117,000
  shares issued and outstanding less
  notes receivable from related parties
  amounting to $1,350,000                                     $1,900,000               $2,525,000

Commitments & Contingencies (Note 4)                                  --                       --

Stockholders' Equity
  Preferred Stock, $.01 par value,
    5,000,000 shares authorized, no shares
    issued and outstanding                                            --                       --
  Common Stock, $.01 par value,
    20,000,000 shares authorized,
    13,075,000 shares issued and outstanding                     131,000                  131,000
  Additional Paid-in Capital                                  64,753,000               64,753,000
  Retained Deficit                                           (13,167,000)             (14,520,000)
                                                            ------------             ------------
    TOTAL STOCKHOLDERS' EQUITY                                51,717,000               50,364,000
                                                            ------------             ------------

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                                     $206,257,000             $190,475,000
                                                            ============             ============





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

                      CINERGI PICTURES ENTERTAINMENT INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                        Three Months Ended                         Six Months Ended
                                             June 30,                                   June 30,
                                       1995            1996                     1995               1996
                                    -----------     -----------              -----------        -----------
Revenues
  Feature films                     $50,844,000     $22,447,000              $63,478,000        $59,552,000
  Fee income                            116,000          20,000                  188,000             31,000
                                    -----------     -----------              -----------        -----------
                                     50,960,000      22,467,000               63,666,000         59,583,000

Cost and expenses:
  Amortization of film
    costs, residuals &
    participations                   59,896,000      22,076,000               71,697,000         58,411,000
  Selling, general & ad-
    ministrative expenses               820,000       1,403,000                1,389,000          2,879,000
                                    -----------     -----------              -----------        -----------

Operating loss                       (9,756,000)     (1,012,000)              (9,420,000)        (1,707,000)

Interest expense                             --              --                       --           (176,000)
Interest income                         179,000         296,000                  218,000            530,000
                                    -----------     -----------              -----------        -----------

Net loss
  before provision for
  income taxes                       (9,577,000)       (716,000)              (9,202,000)        (1,353,000)

Provision for
  income taxes                          142,000              --                       --                 --
                                    -----------     -----------              -----------        -----------

Net loss                            $(9,435,000)    $  (716,000)             $(9,202,000)       $(1,353,000)
                                    ===========     ===========              ===========        ===========

Net loss per share                       $(0.76)         $(0.05)                  $(0.78)            $(0.10)
                                    ===========     ===========              ===========        ===========

Weighted average number
  of shares outstanding              12,478,000      14,192,000               11,838,000         14,192,000
                                    ===========     ===========              ===========        ===========


           See notes to condensed consolidated financial statements.

                      CINERGI PICTURES ENTERTAINMENT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                            Six Months Ended
                                                                                June 30,
                                                                        1995              1996
                                                                   ------------        ------------
OPERATING ACTIVITIES

Net loss                                                           $ (9,202,000)       $ (1,353,000)

Adjustments to reconcile net loss to net
  cash provided by (used in)
  operating activities:
        Depreciation                                                    185,000             641,000
        Amortization of unearned compensation                            25,000             625,000
        Film cost amortization                                       67,400,000          53,481,000
        Changes in operating assets and liabilities:
           Accounts receivable                                        9,731,000           3,181,000
           Accounts receivable, related parties                         340,000            (129,000)
           Film cost additions                                      (80,899,000)        (57,272,000)
           Other assets                                                 360,000             374,000
           Accounts payable & accrued interest                           (6,000)            336,000
           Accrued residuals and participations payable               4,061,000             551,000
           Deferred revenue                                          28,536,000         (14,458,000)
                                                                   ------------        ------------

Net cash provided by (used in)
  operating activities                                               20,531,000         (14,023,000)

INVESTING ACTIVITIES

Purchase of property and equipment                                   (1,147,000)            (70,000)
                                                                   ------------        ------------

Net cash used in investing activities                              $ (1,147,000)       $    (70,000)



           See notes to condensed consolidated financial statements.

                      CINERGI PICTURES ENTERTAINMENT INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                  (UNAUDITED)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                       1995                      1996
                                                                   ------------             -------------
FINANCING ACTIVITIES

Increase in loans payable                                          $ 50,936,000             $ 29,483,000
Payments on loans payable                                           (69,691,000)             (31,328,000)
Increase in notes and amounts payable to
   related parties                                                    8,678,000                  421,000
Payments on notes and amounts payable to
   related parties                                                   (8,566,000)                (718,000)
Payments on capital lease obligation                                         --                 (921,000)
Issuance of common stock, net of expenses                            23,450,000                        0
                                                                   ------------             ------------

Net cash provided by (used in)
  financing activities                                                4,807,000               (3,063,000)
                                                                   ------------             ------------
Increase (decrease) in cash                                          24,191,000              (17,156,000)

Cash and cash equivalents at beginning of year                        2,665,000               29,832,000
                                                                   ------------             ------------

Cash and cash equivalents at end of period                         $ 26,856,000             $ 12,676,000
                                                                   ============             ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Income taxes                                                    $    153,000             $     23,000


SIX MONTHS ENDING JUNE 30, 1996
        Visual effects equipment amounting to $1,580,000 was purchased under a capital lease agreement.

        Accrued interest of $575,000 relating to production loans owed to a third party was offset against monies owed to the Company by such third party.


SIX MONTHS ENDING JUNE 30, 1995
        Film assets amounting to $1,221,000 were transferred from film inventory to fixed assets.



           See notes to condensed consolidated financial statements.

                      CINERGI PICTURES ENTERTAINMENT INC.
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                 (Unaudited)
                                June 30, 1996

        NOTE 1 -- PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements of Cinergi Pictures Entertainment Inc. (the "Company" or "CPEI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in CPEI's Annual Report on Form 10-K ("Annual Report") filed with the Securities and Exchange Commission.

        NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

        Net Loss Per Common Share. The per share data for the three and six month periods ended June 30, 1995 and 1996 are based on the weighted average number of common and common share equivalents outstanding during the period. Common Stock with certain redemption features are considered common share equivalents. Stock options and warrants are considered common share equivalents if dilutive.

        Reclassification. Certain reclassifications were made to the 1995 balances to conform to the June 30, 1996 presentation primarily to not reflect Buena Vista Pictures Distribution, Inc. as a related party.

        NOTE 3 -- FILM COSTS

        Film costs consist of the following:

                                                   DECEMBER 31                JUNE 30
                                                       1995                    1996
                                                  ------------              ------------
Released, less amortization . . . . . . . .       $101,238,000              $ 51,237,000
In production . . . . . . . . . . . . . . .         53,545,000               106,332,000
Development . . . . . . . . . . . . . . . .          5,973,000                 6,978,000
                                                  ------------              ------------
                                                  $160,756,000              $164,547,000
                                                  ============              ============

                      CINERGI PICTURES ENTERTAINMENT INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)
                                 June 30, 1996

        NOTE 4 -- COMMITTMENTS AND CONTINGENCIES

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

        Pursuant to Article Tenth of the Company's Restated Certificate of Incorporation, Article V of the Company's Restated Bylaws, indemnity agreements entered into between the Company and certain of its officers and directors, and the provisions of Section 145 of the Delaware General Corporation Law
(the "Indemnification Provisions"), the Company is advancing the expenses of certain of its current and former employees, officers and directors other than Mr. Vajna (the "Indemnitees") which they may incur in connection with the Investigation. As of August 12, 1996, the Company had advanced an aggregate of $92,000 on behalf of the Indemnitees. The Indemnitees have undertaken to reimburse the Company for their expenses if it is ultimately determined by the Special Committee that they are not entitled to be indemnified. In addition, Mr. Vajna has undertaken to reimburse the Company under certain circumstances with respect to the expenses of the Indemnitees. Given the current uncertainty regarding the scope and duration of the Investigation and the amount of expenses which may be incurred by the Indemnitees in connection with the Investigation, there is no basis upon which to estimate the financial impact which the foregoing may have on the Company.

        On May 13, 1996, a purported class action lawsuit was filed in the Superior Court of California for the County of Los Angeles by Aron Golds, an alleged stockholder of the Company, against the Company and certain of its current and former executive officers and directors. The complaint alleges, among other things, that the defendants negligently misrepresented (or omitted) material facts about the business, financial condition, future growth and profitability of the Company in documents and releases of the Company, including the prospectus for the Company's 1995 Common Stock offering, and in alleged statements by certain of the individual defendants. On the same date, a second purported class action lawsuit was filed in the same court by Michael Shores, also an alleged stockholder of the Company, against the same defendants as in the first lawsuit alleging violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and otherwise making substantially the same allegations as in the first lawsuit. Both lawsuits seek, among other things, an award of unspecified monetary damages in favor of the plaintiffs and the other members of the purported class for all losses and injuries allegedly suffered as a result of the defendants' alleged conduct. On July 26, 1996, the court consolidated the two cases and plaintiffs filed an amended consolidated complaint with virtually identical allegations to those asserted in the original pleadings.

        Management of the Company does not believe that these lawsuits have merit and intends to defend them vigorously.

        Pursuant to the Indemnification Provisions, the Company is advancing the expenses of the current and former officers and directors named as defendants in the Golds and Shores litigations (the "Indemnitees") which they may incur in the defense of those litigations. The Indemnitees have undertaken to reimburse the Company for their expenses if it is ultimately determined that they are not entitled to be indemnified. Given the current uncertainty regarding the scope and duration of these litigations and the amount of expenses which may be incurred by the Indemnitees in connection with these litigations, there is no basis upon which to estimate the financial impact which the foregoing may have on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred which can be substantial with respect to the Company's films) depend primarily upon its acceptance by the public, which cannot be predicted. The results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year. Due to the uncertainties of the release schedules of the relatively limited number of motion pictures produced by the Company and the audience responses thereto, the Company's revenues and earnings fluctuate significantly from quarter to quarter and from year to year. In addition, management of the Company is conducting an ongoing strategic review of the Company's business strategies and goals and has retained the financial advisory firm of Jefferson Capital Group, Ltd. (of which R. Timothy O'Donnell, a director of the Company, is President), to assist it in such review. The strategic review includes discussions with third parties regarding the sale of a partial interest in the Company or the entire Company. As the Company has not concluded its strategic review nor have any agreements been reached with respect thereto, it is not possible to predict at this time what changes, if any, may be made in the Company's business strategies and what effect any changes may have on the Company's business, future results of operations and financial condition. The risks highlighted above should not be assumed to be the only things that could affect future performance of the Company. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 compared to Quarter Ended June 30, 1995

         Feature film revenues decreased from $50,844,000 for the quarter ended
June 30, 1995 to $22,447,000 for the quarter ended June 30, 1996.   Feature
film revenues for the quarter ended June 30, 1995 consisted mainly of revenues generated from the domestic and international availability of Die Hard With A Vengeance. Feature film revenues for the quarter ended June

30, 1996 consisted mainly of the domestic home video availability of The Scarlet Letter and continuing domestic and foreign revenues from Tombstone and Die Hard With a Vengeance.

         Amortization of film costs, residuals and participations decreased from $59,896,000 for the quarter ended June 30, 1995 to $22,076,000 for the quarter ended June 30, 1996 primarily due to the decrease in feature film revenue recognized in the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 and the write down to net realizable value in the quarter ended June 30, 1995 of Judge Dredd, which was released on June 30, 1995 to less than expected box office results. The Company estimates the total projected revenues to be received from the exploitation of a motion picture in all territories and media. As the estimated revenues from a motion picture are recognized, the percentage of revenues recognized to total projected revenues is applied to film costs for such motion picture to record amortization. Where applicable, unamortized film costs for a picture are written down to net realizable value for such picture based upon the Company's appraisal of current market conditions.

         Selling, general and administrative ("SG&A") expenses (excluding production overhead costs capitalized to film costs) increased from $820,000 for the quarter ended June 30, 1995 to $1,403,000 for the quarter ended June 30, 1996. The difference is primarily because indirect costs attributable to the special effects facility were included in overhead in the quarter ended June 30, 1996, because none of the Company's films in production during such period utilized the facility, compared to the quarter ended June 30, 1995 when substantially all of the indirect costs attributable to the special effects facility were included in film costs, as the special effects for Judge Dredd, which was in production during such period, were primarily created at the facility. The increase in overhead during the quarter ended June 30, 1996 was also due to legal expenses in connection with the Investigation and lawsuits described in Note 4 of the Financial Statements. The Company capitalizes production overhead incurred in connection with the production of a motion picture by adding such costs to the capitalized film costs of the motion picture. Production overhead being capitalized to films decreased from $1,484,000 in the second quarter of 1995 as compared to $1,428,000 in the second quarter of 1996, and the total of SG&A expenses and production overhead costs capitalized to film costs increased from $2,304,000 for the quarter ended June 30, 1995 to $2,831,000 for the quarter ended June 30, 1996.

         All interest expense for the quarter ended June 30, 1995 and the quarter ended June 30, 1996 was capitalized to film costs. The Company capitalizes applicable interest expense incurred in connection with the production of each motion picture. The Company determines the amount of interest expense to be capitalized to each motion picture in production by multiplying the average cumulative film cost of each motion picture in a given period by the overall effective interest rate paid by the Company on the aggregate amount of debt outstanding for such period. Interest expense, including interest capitalized to film costs, decreased from $3,243,000 for the quarter ended June 30, 1995 to $1,785,000 for the quarter ended June 30, 1996. This decrease was due to the lower average outstanding balance of the Company's production loans in the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. Three films were in various stages of production during the second quarter of 1996 as compared to six films during the second quarter of 1995.

         Fee income decreased from $116,000 for the quarter ended June 30, 1995 to $20,000 for the quarter ended June 30, 1996. Fee income represents fees earned in connection with an arrangement to collect accounts receivable on behalf of and to distribute motion pictures produced by an unrelated third party.

         Interest income increased from $179,000 for the quarter ended June 30, 1995 to $296,000 for the quarter ended June 30, 1996 due to higher cash balances during the second quarter of 1996 compared to the second quarter of 1995.

         The Company had a tax benefit of $142,000 for the quarter ended June 30, 1995 as a result of reversing a tax provision accrued at March 31, 1995 because of the loss for the six month period ended June 30, 1995.

         As a result of the above, the Company incurred a net loss for the quarter ended June 30, 1996 of $716,000 as compared to a net loss of $9,435,000 for the quarter ended June 30, 1995.

Six Months Ended June 30, 1996 compared to Six Months Ended June 30, 1995

         Feature film revenues decreased from $63,478,000 for the six months ended June 30, 1995 to $59,552,000 for the six months ended June 30, 1996. Feature film revenues for the six months ended June 30, 1995 consisted of domestic home video and pay television revenues for Tombstone, domestic home video revenues for Color of Night, and international revenues from the release of Die Hard With A Vengeance. Feature film revenues for the six months ended June 30, 1996 consisted mainly of the domestic home video availability of The Scarlet Letter, international availability of Nixon, continuing domestic home video revenue from Tombstone and continuing domestic and international revenues from Die Hard With a Vengeance.

         Amortization of film costs, residuals and participations decreased from $71,697,000 for the six months ended June 30, 1995 to $58,411,000 for the six months ended June 30, 1996 primarily due to the decrease in feature film revenue recognized for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 and the write down to net realizable value of Judge Dredd during the six months ended June 30, 1995 as described above.

         SG&A expenses (excluding production overhead costs capitalized to film costs) increased from $1,389,000 for the six months ended June 30, 1995 to $2,879,000 for the six months ended June 30, 1996. The difference is primarily because indirect costs attributable to the special effects facility were included in overhead in the six months ended June 30, 1996, because none of the Company's films in production during such period utilized the facility, compared to the six months ended June 30, 1995 when substantially all of the indirect costs attributable to the special effects facility were included in film costs, as the special effects for Judge Dredd, which was in production during such period, were primarily created at the facility. The increase in overhead during the six months ended June 30, 1996 was also due to legal expenses in connection with the Investigation and lawsuits described in
Note 4 of the Financial Statements. The total of SG&A expenses and production overhead costs capitalized to film costs increased from $4,411,000 for the six months ended June 30, 1995 to $5,971,000 for the six months ended June 30, 1996 primarily due to the Company's special effects facility and legal expenses in connection with the Investigation and lawsuits as previously noted.

         Interest expense increased from none for the six months ended June 30, 1995 to $176,000 for the six months ended June 30, 1996. All interest expense for the six months ended June 30, 1995 was capitalized to film costs. Interest expense, including interest capitalized to film costs, decreased from $6,219,000 for the six months ended June 30, 1995 to $3,337,000 for the six months ended June 30, 1996 due to the lower average outstanding balance of the Company's production loans in the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The Company had a lower average outstanding balance of production loans for the six months ended June 30, 1996 because three films were in production in such period as compared to six films in production in the corresponding period in 1995.

         Fee income decreased from $188,000 for the six months ended June 30, 1995 to $31,000 for the six months ended June 30, 1996. Fee income represents fees earned in connection with an arrangement to collect accounts receivable on behalf of and to distribute motion pictures produced by an unrelated third party.

         Interest income increased from $218,000 for the six months ended June 30, 1995 to $530,000 for the six months ended June 30, 1996 due primarily to higher cash balances during the six months ended June 30, 1996.

         As a result of the above, the Company incurred a net loss for the six months ended June 30, 1996 of $1,353,000 as compared to a net loss of $9,202,000 for the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a Credit, Security, Pledge and Guaranty Agreement dated as of August 16, 1994 with Chase Manhattan Bank and a syndicate of lenders (collectively, the "Lenders") which provides the Company with a revolving credit facility of $150,000,000 (the "Credit Facility"). Under the Credit Facility, the Lenders have committed to make loans available until August 31, 1997, although the Lenders will continue to make loans to finance any motion picture in which principal photography has commenced or that has otherwise satisfied certain conditions prior to such date. The Credit Facility is secured by substantially all of the assets of the Company, including $5,000,000 in "key man" life insurance on Mr. Vajna. The Credit Facility matures on February 28, 1999. As of June 30, 1996, approximately $33,021,000 in borrowings were outstanding under the Credit Facility. As of June 30, 1996, the interest rate on the amounts outstanding under the Credit Facility was approximately 7% per annum. The commitment fee on the average daily unused portion of the commitment is 3/8 of one percent per annum.

         The Company previously entered into term loan agreements with Buena Vista Pictures Distribution, Inc. ("BVPD") to finance a portion of the costs of Color of Night, The Scarlet Letter, Nixon, The Shadow Conspiracy and Evita. Each loan must be repaid with accrued interest on or before the earlier of (i) four years after the loan proceeds are first made available to the Company or
(ii) three years after the initial domestic theatrical release of the applicable picture. The first of these loans will become due in May 1997 for Color of Night. Each of these loans are secured by rights to distribute the respective motion picture in the Americas and, except for one term loan personally guaranteed by Mr. Vajna, certain other distribution rights related to other motion pictures financed by BVPD. At June 30, 1996, the aggregate principal loan balances were approximately $30,494,000.

         The Company has a one year capital lease for certain visual effects equipment. The total capital lease obligation at June 30, 1996 was $659,000.

         The Company currently is in post-production of Evita and The Shadow Conspiracy. Subsequent to the quarter ended June 30, 1996, the Company completed delivery of Amanda to Family Channel Pictures Inc. for domestic distribution and is in the process of delivering the picture for international distribution. Through June 30, 1996, the Company incurred approximately $95,345,000 in direct negative costs in connection with the motion pictures The Shadow Conspiracy, Amanda and Evita. The Company currently expects, subject to changes in existing budgets, that an additional approximately $11,790,000 in direct negative costs will be incurred in connection with such motion pictures.

         The Company and Hollywood Pictures Company ("HPC") have agreed in principle to enter into a Financing and Distribution Agreement (the "Agreement") whereby the Company will acquire a 50% interest in the picture owned by HPC tentatively entitled Deep Rising (the "Picture"), an action, adventure, horror, thriller starring Treat Williams that takes place on the high seas. Production on the Picture commenced on June 12, 1996 and pursuant to the terms of the Agreement, in exchange for a 50% equity participation interest in the Picture and a sales fee for international distribution, the Company is financially obligated to pay to HPC the lesser of 50% of the cost of the Picture and $22,500,000.

         The Company believes that its existing capital, funds from operations, borrowings under the Credit Facility, advances and production loans from BVPD and other available sources of capital, will be sufficient to enable the Company to fund its planned development, production and overhead expenditures for the next 12 months.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See Note 4 to Condensed Consolidated Financial Statements set forth herein.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's 1996 Annual Meeting of Stockholders was held on May 29, 1996. At the Annual Meeting, R. Timothy O'Donnell and Randolph M. Paul were re-elected to serve as directors of the Company until the 1999 Annual Meeting of Stockholders and until their successors are elected and have qualified, in each case by a vote of 13,920,963 votes in favor of such person's reelection, 25,764 votes against such person's reelection and with no votes withheld.

         At the 1996 Annual Meeting of Stockholders, the Company's stockholders also approved a proposal to ratify the Company's selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996. The number of votes cast with respect to such proposal were 13,914,596 votes in favor and 10,731 votes against, with 21,400 abstentions and no broker non-votes.

ITEM 5.  OTHER INFORMATION.

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)      Exhibits.

                 10. Equipment Lease dated February 8, 1996 between Cinergi Pictures Entertainment Inc. and Brentwood Credit Corporation

                 27.      Financial Data Schedule

         b)     Reports on Form 8-K.

                No reports on Form 8-K were filed during the three-month period ended June 30, 1996.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CINERGI PICTURES ENTERTAINMENT INC.



August 13, 1996                By:  /s/ Warren Braverman
                                    ------------------------------------------
                                    Warren Braverman, Executive Vice President,
                                    Chief Financial Officer and Treasurer,
                                    signing both in his capacity as Executive
                                    Vice President on behalf of Registrant and
                                    as Chief Financial Officer of Registrant