Form 10-Q
period 1996-09-30
CINERGI PICTURES ENTERTAINMENT INC
filed 1996-11-19
CIK 922519

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                          OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________

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

    Yes    X       No
        ------        -------

    As of November 19, 1996, there were 14,191,556 shares of the registrant's Common Stock outstanding.

                         CINERGI PICTURES ENTERTAINMENT INC.

                                        INDEX

                            PART I.  FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets --
         December 31, 1995 and September 30, 1996 (unaudited)..............3

         Condensed Consolidated Statements of Operations (unaudited)
         for the three and nine months ended September 30, 1995 and
         September 30, 1996................................................5

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 1995 and
         September 30, 1996................................................6

         Notes to Condensed Consolidated
         Financial Statements (unaudited)..................................8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................12

                              PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................18

Item 2.  Changes in Securities............................................18

Item 3.  Defaults Upon Senior Securities..................................18

Item 4.  Submission of Matters to a Vote of Security Holders..............18

Item 5.  Other Information................................................19

Item 6.  Exhibits and Reports on Form 8-K.................................20

         Signature........................................................21

                                       PART I.

                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CINERGI PICTURES ENTERTAINMENT INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31,  September 30,
                                                        1995           1996
                                                    ------------   ------------
                                                                   (unaudited)
              ASSETS

Cash and cash equivalents                           $ 29,832,000   $ 11,032,000
Accounts receivable                                    7,494,000     11,280,000
Accounts receivable, related parties                     682,000      1,039,000
Film costs, less accumulated amortization            160,756,000    144,684,000
Property and equipment, at cost,
      less accumulated depreciation                    4,381,000      5,173,000
Other assets                                           3,112,000      3,170,000
                                                    ------------   ------------
              TOTAL ASSETS                          $206,257,000   $176,378,000
                                                    ------------   ------------
                                                    ------------   ------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                  $    235,000     $  844,000
  Accrued expenses                                     1,550,000        626,000
  Accrued interest                                     2,613,000      4,126,000
  Accrued residuals & participations                   8,781,000      9,993,000
  Deferred revenue                                    68,791,000     47,038,000
  Capital lease obligation                                    --        475,000
  Loans payable                                       65,360,000     55,161,000
  Notes and amounts payable
     to related parties                                5,310,000      5,207,000
                                                    ------------   ------------

     TOTAL LIABILITIES                              $152,640,000   $123,470,000
                                          3

                         CINERGI PICTURES ENTERTAINMENT INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                   December 31,  September 30,
                                                       1995           1996
                                                   ------------   ------------
                                                                    (unaudited)
Common Stock with certain redemption
  features, $.01 par value, 1,117,000
  shares issued and outstanding less
  notes receivable from related parties
  amounting to $1,350,000                            $1,900,000     $2,838,000

Commitments & Contingencies (Note 4)                         --             --

STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value,
    5,000,000 shares authorized, no shares
    issued and outstanding                                   --             --
  Common Stock, $.01 par value,
    20,000,000 shares authorized,
    13,075,000 shares issued and outstanding            131,000        131,000
  Additional Paid-in Capital                         64,753,000     64,753,000
  Retained Deficit                                  (13,167,000)   (14,814,000)
                                                   ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                       51,717,000     50,070,000
                                                   ------------   ------------

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                            $206,257,000   $176,378,000
                                                   ------------   ------------
                                                   ------------   ------------





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

                         CINERGI PICTURES ENTERTAINMENT INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                      Three Months Ended            Nine Months Ended
                                        September 30,                 September 30,
                                    1995           1996           1995           1996
                                 -----------    -----------   ------------    -----------
Revenues
  Feature films                  $51,442,000    $30,160,000   $114,920,000    $89,712,000
  Fee income                          86,000         29,000        274,000         60,000
                                 -----------    -----------   ------------    -----------
                                  51,528,000     30,189,000    115,194,000     89,772,000

Cost and expenses:
  Amortization of film
    costs, residuals &
    participations                59,690,000     28,543,000    131,387,000     86,954,000
  Selling, general & ad-
    ministrative expenses          1,055,000      2,111,000      2,444,000      4,990,000
                                 -----------    -----------   ------------    -----------

Operating loss                    (9,217,000)      (465,000)   (18,637,000)    (2,172,000)

Interest expense                    (142,000)            --       (142,000)      (176,000)
Interest income                      300,000        171,000        518,000        701,000
                                 -----------    -----------   ------------    -----------

Net loss
  before provision for
  income taxes                    (9,059,000)      (294,000)   (18,261,000)    (1,647,000)

Provision for
  income taxes                            --             --             --             --
                                 -----------    -----------   ------------    -----------

Net loss                         $(9,059,000)   $  (294,000)  $(18,261,000)   $(1,647,000)
                                 -----------    -----------   ------------    -----------
                                 -----------    -----------   ------------    -----------

Net loss per share                    $(0.64)        $(0.02)        $(1.45)        $(0.12)
                                      ------         ------         ------         ------
                                      ------         ------         ------         ------

Weighted average number
  of shares outstanding           14,192,000     14,192,000     12,632,000     14,192,000
                                 -----------    -----------   ------------    -----------
                                 -----------    -----------   ------------    -----------


              See notes to condensed consolidated financial statements.

                         CINERGI PICTURES ENTERTAINMENT INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (UNAUDITED)

                                                          Nine Months Ended
                                                            September 30,
                                                       1995           1996
                                                    -----------    -----------
OPERATING ACTIVITIES

Net loss                                           $(18,261,000)  $ (1,647,000)

Adjustments to reconcile net loss to net
  cash provided by (used in)
  operating activities:
   Depreciation                                         423,000        901,000
   Amortization of unearned compensation                337,000        938,000
   Film cost amortization                           126,299,000     81,317,000
   Changes in operating assets and liabilities:
     Accounts receivable                              1,928,000     (3,786,000)
     Accounts receivable, related parties               414,000       (357,000)
     Film cost additions                           (125,216,000)   (65,245,000)
     Other assets                                       539,000        (58,000)
     Accounts payable, accrued expenses
       and interest                                  (1,024,000)     1,198,000
     Accrued residuals and participations payable     1,499,000      1,212,000
     Deferred revenue                                32,106,000    (21,753,000)
                                                     ----------    -----------
Net cash provided by (used in)
  operating activities                               19,044,000     (7,280,000)

INVESTING ACTIVITIES

Purchase of property and equipment                   (1,166,000)      (112,000)
                                                     ----------     ----------

Net cash used in investing activities               $(1,166,000)     $(112,000)



              See notes to condensed consolidated financial statements.

                         CINERGI PICTURES ENTERTAINMENT INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                     (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                       1995           1996
                                                    -----------    -----------
FINANCING ACTIVITIES

Increase in loans payable                           $71,425,000    $32,196,000
Payments on loans payable                           (99,375,000)   (42,396,000)
Increase in notes and amounts payable to
   related parties                                   17,627,000        615,000
Payments on notes and amounts payable to
   related parties                                   (9,407,000)      (718,000)
Payments on capital lease obligation                         --     (1,105,000)
Issuance of common stock, net of expenses            23,317,000             --
                                                     ----------     ----------
Net cash provided by (used in)
  financing activities                                3,587,000    (11,408,000)
                                                     ----------     ----------
Increase (decrease) in cash                          21,465,000    (18,800,000)

Cash and cash equivalents at beginning of year        2,665,000     29,832,000
                                                    -----------   ------------

Cash and cash equivalents at end of period          $24,130,000    $11,032,000
                                                    -----------    -----------
                                                    -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Income taxes                                     $   193,000    $    23,000

NINE MONTHS ENDING SEPTEMBER 30, 1996
   Visual effects equipment amounting to $1,580,000 was purchased under a capital lease agreement.

   Accrued interest of $575,000 relating to production loans owed to a third party was offset against monies owed to the Company by such third party.

NINE MONTHS ENDING SEPTEMBER 30, 1995
   Film assets amounting to $1,221,000 were transferred from film inventory to fixed assets.



              See notes to condensed consolidated financial statements.

                         CINERGI PICTURES ENTERTAINMENT INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                  September 30, 1996

   NOTE 1 -- PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The accompanying unaudited condensed consolidated financial statements of Cinergi Pictures Entertainment Inc. (the "Company" or "CPEI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in CPEI's Annual Report on Form 10-K ("Annual Report") filed with the Securities and Exchange Commission.

   NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

   NET LOSS PER COMMON SHARE. The per share data for the three and nine month periods ended September 30, 1995 and 1996 are based on the weighted average number of common and common share equivalents outstanding during the period. Common Stock with certain redemption features are considered common share equivalents. Stock options and warrants are considered common share equivalents if dilutive.

   RECLASSIFICATION. Certain reclassifications were made to the 1995 balances to conform to the September 30, 1996 presentation primarily to not reflect Buena Vista Pictures Distribution, Inc. as a related party.

   NOTE 3 -- FILM COSTS

   Film costs consist of the following:

                                          DECEMBER 31,       SEPTEMBER 30,
                                              1995                1996
                                          ------------       -------------

Released, less amortization. . . . . .    $101,238,000        $ 35,029,000
In production. . . . . . . . . . . . .      53,545,000         101,290,000
Development. . . . . . . . . . . . . .       5,973,000           8,365,000
                                          ------------        ------------
                                          $160,756,000        $144,684,000
                                          ------------        ------------
                                          ------------        ------------

                         CINERGI PICTURES ENTERTAINMENT INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     (Unaudited)
                                  September 30, 1996

   NOTE 4 -- COMMITMENTS AND CONTINGENCIES

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


   Pursuant to Article Tenth of the Company's Restated Certificate of Incorporation, Article V of the Company's Restated Bylaws, indemnity agreements entered into between the Company and certain of its officers and directors, and the provisions of Section 145 of the Delaware General Corporation Law ("Indemnification Provisions"), the Company is advancing the expenses of certain of its current and former employees, officers and directors other than Mr. Vajna (the "Indemnitees") which they may incur in connection with the Investigation. As of November 19, 1996, the Company had advanced an aggregate of $134,000 on behalf of the Indemnitees. The Indemnitees have undertaken to reimburse the Company for their expenses if it is ultimately determined by the Special Committee that they are not entitled to be indemnified. In addition, Mr. Vajna has undertaken to reimburse the Company under certain circumstances with respect to the expenses of the Indemnitees. Given the current uncertainty regarding the scope and duration of the Investigation and the amount of expenses which may be incurred by the Indemnitees in connection with the Investigation, there is no basis upon which to estimate the financial impact which the foregoing may have on the Company.

   On May 13, 1996, two purported class action lawsuits were filed in the Superior Court of California for the County of Los Angeles by alleged stockholders of the Company, against the Company and certain of its current and former executive officers and directors. On July 26,

1996, the court consolidated the two cases and plaintiffs filed an amended consolidated complaint alleging, among other things, that the defendants negligently misrepresented (or omitted) material facts about the business, financial condition, future growth and profitability of the Company in connection with the Company's 1995 public offering of Common Stock, and in alleged statements by certain of the individual defendants. The complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and common law negligent misrepresentations. The amended complaint sought, among other things, an award of unspecified monetary damages in favor of the plaintiffs and the other members of the purported class for all losses and injuries allegedly suffered as a result of the defendants' alleged conduct.

   On September 19, 1996, the court sustained defendants' demurrer to the amended complaint, granting leave to amend certain allegations. Limited discovery is underway. Management of the Company does not believe that these lawsuits have merit and intends to defend them vigorously.

   Pursuant to the Indemnification Provisions, the Company is advancing the expenses of the current and former officers and directors named as defendants in the litigation (the "Litigation Indemnitees") which they may incur in the defense of the litigation. The Litigation Indemnities are being jointly represented with the Company. As of November 19, 1996, total fees incurred on behalf of the Company and the Litigation Indemnitees in connection with this litigation were approximately $200,000. The Litigation Indemnitees have undertaken to reimburse the Company for their portion of the expenses if it is ultimately determined that they are not entitled to be indemnified. Given the current uncertainty regarding the scope and duration of this litigation and the amount of expenses which may be incurred by the Litigation Indemnitees in connection with this litigation, there is no basis upon which to estimate the financial impact which the foregoing may have on the Company.

   The Company and Hollywood Pictures Company ("HPC") have agreed to enter into a Financing and Distribution Agreement whereby the Company, in exchange for (i) a 50% equity participation in the motion picture tentatively entitled DEEP RISING (a high seas action-adventure, thriller starring Treat Williams which is currently in production and anticipated to be released in mid-1997) and (ii) a sales fee for international distribution of such motion picture, is financially obligated to pay to HPC the lesser of 50% of the cost of the picture or $22,500,000.

   NOTE 5 -- SUBSEQUENT EVENTS

   In September 1995, the Company sold its interest in JUDGE DREDD to the British corporation Lloyds Commercial Leasing Ltd. ("Lloyds") and concurrently leased the film back pursuant to a 12 year lease. A portion of the sale proceeds was placed on deposit with ABN AMRO Bank (the "Bank") to be used as security for a guaranty of the lease payments issued by the Bank. Under the original terms of such transaction, depending on the level of the UK corporate tax rate over various time periods, the Company could have been liable for additional lease payments or entitled to a return of a portion of the amount on account at the Bank. In October 1996, the parties to such transaction agreed to amend the terms of such transaction to eliminate the adjustments for changes in the UK corporate tax rate. As a result, in October 1996, $1,388,000 (net of related fees) of the funds on account at the Bank was returned to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

    The following discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred which can be substantial with respect to the Company's films) depend primarily upon its acceptance by the public, which cannot be predicted. The results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year. Due to the uncertainties of the release schedules of the relatively limited number of motion pictures produced by the Company and the audience responses thereto, the Company's revenues and earnings fluctuate significantly from quarter to quarter and from year to year. In addition, management of the Company is conducting an ongoing strategic review of the Company's business strategies and goals and has retained the financial advisory firm of Jefferson Capital Group, Ltd. (of which R. Timothy O'Donnell, a director of the Company, is President), to assist it in such review. The strategic review includes discussions with third parties regarding the sale of a partial interest in the Company or the entire Company. As the Company has not concluded its strategic review nor have any agreements been reached with respect thereto, it is not possible to predict at this time what changes, if any, may be made in the Company's business strategies and what effect any changes may have on the Company's business, future results of operations and financial condition. As indicated below under "Liquidity and Capital Resources," the Company, which is continuing to consider motion picture projects on a case-by-case basis, recently began production on one motion picture and is preparing another project for production. The average direct negative cost of such motion pictures is currently estimated to be, subject to changes in existing budgets, approximately $18,450,000 which is substantially below the average direct negative costs of the Company's slate of motion picture productions in 1995 (DIE HARD WITH A VENGEANCE, JUDGE DREDD, THE SCARLET LETTER and NIXON) and 1996 (EVITA, AMANDA and THE SHADOW CONSPIRACY), which averaged $64,297,000 and $35,822,000, respectively. As the strategic review has not yet been concluded, there can be no assurances that the direct negative costs of these motion pictures is necessarily indicative of the direct negative costs of the Company's future releases. In addition, it has not yet been determined whether there will be additional motion pictures produced by the Company for release in 1997.

    The risks highlighted above should not be assumed to be the only things that could affect future performance of the Company. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

    Feature film revenues decreased from $51,442,000 for the quarter ended September 30, 1995 to $30,160,000 for the quarter ended September 30, 1996. Feature film revenues for the quarter ended September 30, 1995 consisted mainly of international revenues from the release of DIE HARD WITH A VENGEANCE and JUDGE DREDD as well as domestic syndication revenue from MEDICINE MAN. Feature film revenues for the quarter ended September 30, 1996 consisted mainly of the domestic home video availability of NIXON, domestic and international availability of AMANDA and continuing domestic and foreign revenues from TOMBSTONE and DIE HARD WITH A VENGEANCE.

    Amortization of film costs, residuals and participations decreased from $59,690,000 for the quarter ended September 30, 1995 to $28,543,000 for the quarter ended September 30, 1996 primarily due to the decrease in feature film revenue recognized in the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 and the write down to net realizable value in the quarter ended September 30, 1995 of THE SCARLET LETTER, which was released on October 13, 1995 to less than expected box office results. The Company estimates the total projected revenues to be received from the exploitation of a motion picture in all territories and media. As revenues from a motion picture are recognized, the percentage of revenues recognized to total projected revenues is applied to film costs for such motion picture to record amortization. Where applicable, unamortized film costs for a picture are written down to net realizable value for such picture based upon the Company's appraisal of current market conditions.

    Selling, general and administrative ("SG&A") expenses (excluding production overhead costs capitalized to film costs) increased from $1,055,000 for the quarter ended September 30, 1995 to $2,111,000 for the quarter ended September 30, 1996. The difference is primarily due to a larger number of personnel at the special effects facility in the third quarter of 1996 compared to the third quarter of 1995 (additional personnel were retained to pursue potential third party special effects projects), as well as depreciation expense associated with the special effects equipment leased by the Company in 1996. The increase in overhead during the quarter ended September 30, 1996 was also due to legal expenses in connection with the Investigation and lawsuits described in Note 4 of the Financial Statements. The Company capitalizes production overhead incurred in connection with the production of a motion picture by adding such costs to the capitalized film costs of the motion picture. Production overhead being capitalized to film costs decreased from $1,667,000 in the third quarter of 1995 as compared to $1,179,000 in the third quarter of 1996, and the total of SG&A expenses and production overhead costs capitalized to film costs increased from $2,722,000 for the quarter ended September 30, 1995 to $3,290,000 for the quarter ended September 30, 1996.

    Interest expense decreased from $142,000 for the quarter ended September
30, 1995 to none for the quarter ended September 30, 1996 because all interest expense for the quarter ended September 30, 1996 was capitalized to film costs. The Company capitalizes applicable interest expense incurred in connection with the production of each motion picture. The Company determines the amount of interest expense to be capitalized to each motion picture in production by multiplying the average cumulative film cost of each motion picture in a given period by the overall effective interest rate paid by the Company on the aggregate amount of debt outstanding for such period. Interest expense, including interest capitalized to film costs, decreased from $2,507,000 for the quarter ended September 30, 1995 to $1,678,000 for the quarter ended September 30, 1996. This decrease was due to the lower average outstanding balance of the Company's production loans in the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. Two films were in various stages of production during the third quarter of 1996 as compared to three films during the third quarter of 1995.

    Fee income decreased from $86,000 for the quarter ended September 30, 1995 to $29,000 for the quarter ended September 30, 1996. Fee income represents fees earned in connection with an arrangement to collect accounts receivable on behalf of and to distribute motion pictures produced by an unrelated third party.

    Interest income decreased from $300,000 for the quarter ended September 30, 1995 to $171,000 for the quarter ended September 30, 1996 due to lower cash balances during the third quarter of 1996 compared to the third quarter of 1995.

    As a result of the above, the Company incurred a net loss for the quarter ended September 30, 1996 of $294,000 as compared to a net loss of $9,059,000 for the quarter ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

    Feature film revenues decreased from $114,920,000 for the nine months ended September 30, 1995 to $89,712,000 for the nine months ended September 30, 1996. Feature film revenues for the nine months ended September 30, 1995 consisted of domestic home video and pay television revenues for TOMBSTONE, domestic home video revenues for COLOR OF NIGHT, international revenues from the release of DIE HARD WITH A VENGEANCE and JUDGE DREDD and domestic syndication revenue from MEDICINE MAN. Feature film revenues for the nine months ended September 30, 1996 consisted mainly of the domestic home video availability of THE SCARLET LETTER and NIXON, international availability of NIXON, domestic and international availability of AMANDA and continuing domestic and international revenues from TOMBSTONE and DIE HARD WITH A VENGEANCE.

    Amortization of film costs, residuals and participations decreased from $131,387,000 for the nine months ended September 30, 1995 to $86,954,000 for the nine months ended September 30, 1996 primarily due to the decrease in feature film revenue recognized for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 and the write down to net realizable value of JUDGE DREDD and THE SCARLET LETTER during the nine months ended September 30, 1995 both of which were released to less than expected box office results.

    SG&A expenses (excluding production overhead costs capitalized to film costs) increased from $2,444,000 for the nine months ended September 30, 1995 to $4,990,000 for the nine months ended September 30, 1996. The difference is primarily because indirect costs attributable to the special effects facility were included in overhead in the nine months ended September 30, 1996. For the nine months ended September 30, 1995, substantially all of the indirect costs attributable to the special effects facility were included in film costs, as the special effects for JUDGE DREDD, which was in production during such period, were primarily created at the facility. The increase in overhead during the nine months ended September 30, 1996 was also due to legal expenses in connection with the Investigation and lawsuits described in
Note 4 of the Financial Statements. Total of SG&A expenses (including production overhead costs capitalized to film costs) increased from $7,133,000 for the nine months ended September 30, 1995 to $9,261,000 for the nine months ended September 30, 1996. Such increase was primarily due to legal expenses in connection with the Investigation and lawsuits and the expenses related to a larger number of personnel at the special effects facility during most of the nine months ended September 30, 1996, as compared to the comparable period in 1995.

    Interest expense increased from $142,000 for the nine months ended
September 30, 1995 to $176,000 for the nine months ended September 30, 1996. Interest expense, including interest capitalized to film costs, decreased from $8,726,000 for the nine months ended September 30, 1995 to $5,015,000 for the nine months ended September 30, 1996 due to the lower average outstanding balance of the Company's production loans in the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The Company had a lower average outstanding balance of production loans for the nine months ended September 30, 1996 because three films were in production in such period as compared to six films in production in the corresponding period in 1995.

    Fee income decreased from $274,000 for the nine months ended September 30, 1995 to $60,000 for the nine months ended September 30, 1996. Fee income represents fees earned in connection with an arrangement to collect accounts receivable on behalf of and to distribute motion pictures produced by an unrelated third party.

    Interest income increased from $518,000 for the nine months ended September 30, 1995 to $701,000 for the nine months ended September 30, 1996 due primarily to higher cash balances during the nine months ended September 30, 1996.

    As a result of the above, the Company incurred a net loss for the nine months ended September 30, 1996 of $1,647,000 as compared to a net loss of $18,261,000 for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has a Credit, Security, Pledge and Guaranty Agreement dated as of August 16, 1994 with The Chase Manhattan Bank ("Chase") and a syndicate of lenders (collectively, the "Lenders") which provides the Company with a revolving credit facility of $150,000,000 (the "Credit Facility"). The Credit Facility is secured by substantially all of the assets of the Company, including $5,000,000 in "key man" life insurance on Mr. Vajna. As of September 30, 1996, approximately $23,739,000 in borrowings was outstanding under the Credit Facility. As of September 30, 1996, the interest rate on the amounts outstanding under the Credit Facility was approximately 7% per annum. The commitment fee on the average daily unused portion of the commitment is 3/8 of one percent per annum.

    Under the Credit Facility, the Lenders have committed to make loans available until August 31, 1997, although the Lenders will continue to make loans to finance any motion picture in which principal photography has commenced or that has otherwise satisfied certain conditions prior to such date. The Company and the Lenders are currently discussing an extension of the commitment to lend under the Credit Facility, although there can be no assurance that such an extension will be obtained or be obtained on terms equivalent to those currently contained in the Credit Facility. The Credit Facility matures on February 28, 1999.

    The Company previously entered into term loan agreements with Buena Vista Pictures Distribution, Inc. ("BVPD") to finance a portion of the costs of COLOR OF NIGHT, THE SCARLET LETTER, NIXON, THE SHADOW CONSPIRACY and EVITA. Each loan must be repaid with accrued interest on or before the earlier of
(i) four years after the loan proceeds are first made available to the Company or (ii) three years after the initial domestic theatrical release of the applicable picture. The first of these loans will become due in May 1997 for COLOR OF NIGHT (for which approximately $6,312,000 was outstanding as of September 30, 1996). Each of these loans are secured by rights to distribute the respective motion picture in the Americas and, except for the term loan with respect to COLOR OF NIGHT which is personally guaranteed by Mr. Vajna, certain other distribution rights related to other motion pictures financed by BVPD. At September 30, 1996, the aggregate loan balances were approximately $35,483,000.

    In September 1995, the Company sold its interest in JUDGE DREDD to the British corporation Lloyds Commercial Leasing Ltd. ("Lloyds") and concurrently leased the film back pursuant to a 12 year lease. A portion of the sale proceeds was placed on deposit with ABN AMRO Bank (the "Bank") to be used as security for a guaranty of the lease payments issued by the Bank. Under the original terms of such transaction, depending on the level of the UK corporate tax rate over various time periods, the Company could have been liable for additional lease payments or entitled to a return of a portion of the amount on account at the Bank. In

October 1996, the parties to such transaction agreed to amend the terms of such transaction to eliminate the adjustments for changes in the UK corporate tax rate. As a result, in October 1996, $1,388,000 (net of related fees) of the funds on account at the Bank were returned to the Company.

    The Company has a one year capital lease for certain visual effects equipment. The total capital lease obligation at September 30, 1996 was $475,000.

    Subsequent to the quarter ended September 30, 1996, the Company completed delivery of THE SHADOW CONSPIRACY, currently scheduled for release in late January 1997, to BVPD for domestic distribution and delivered the picture to Summit Entertainment L.P., an international sales company ("Summit"), for international distribution. The theatrical release of THE SHADOW CONSPIRACY was delayed due to an extremely competitive box office environment. See Part II, Item 1 ("Legal Proceedings") in this Report. The Company currently is in post-production of EVITA. Through September 30, 1996, the Company incurred approximately $88,736,000 in direct negative costs in connection with the motion pictures THE SHADOW CONSPIRACY and EVITA. The Company currently expects, subject to changes in existing budgets, that an additional approximately $5,031,000 in direct negative costs will be incurred in connection with such motion pictures.

    In addition, the Company has recently commenced production on one motion picture (AN ALAN SMITHEE FILM) which has an anticipated release date in mid-1997, and has another project (BROADWAY BRAWLER, which will star Bruce Willis) in pre-production and preparation with an anticipated release date in late 1997. The aggregate direct costs of these two motion pictures is currently expected to be, subject to changes in existing budgets, approximately $36,900,000. In addition, the Company and Hollywood Pictures Company ("HPC") have agreed to enter into a Financing and Distribution Agreement whereby the Company, in exchange for (i) a 50% equity participation in the motion picture tentatively entitled DEEP RISING (a high seas action-adventure, thriller starring Treat Williams which is currently in production and anticipated to be released in mid-1997) and (ii) a sales fee for international distribution of such motion picture, is financially obligated to pay to HPC the lesser of 50% of the cost of the picture or $22,500,000. There can be no assurance that any of these motion pictures will necessarily involve all the creative elements listed above, will be completed or that completion will occur in accordance with the anticipated schedule or budget, as the production, completion and distribution of motion pictures is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competitive films.

    In July 1996, AMANDA was delivered for domestic distribution to Family Channel Pictures, Inc. ("FCP"), which controls all U.S. and Canadian distribution rights to AMANDA. AMANDA has also been delivered to Summit which is assisting the Company in exploitation of the Company's international distribution rights to AMANDA. FCP has not yet obtained domestic theatrical distribution of AMANDA, which, if not obtained, could adversely affect certain foreign revenues ultimately realized by the Company from the exploitation of the international distribution rights to AMANDA.

    The Company believes that its existing capital, funds from operations, borrowings under the Credit Facility, advances and production loans from BVPD and other available sources of capital (including single picture production loans), will be sufficient to enable the Company to fund its planned development, production and overhead expenditures for the next 12 months.


                                       PART II

                                  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    The Company has an output agreement in France with Le Film Office ("LFO") (which expires after the delivery of EVITA). Pursuant to the output agreement with LFO, a $3,071,000 advance is payable to the Company upon delivery of THE SHADOW CONSPIRACY to LFO. On August 27, 1996, LFO filed for and obtained a temporary restraining order in California Superior Court, in Los Angeles, California (the "Court") restraining the Company, Summit (the international sales company handling the international distribution of THE SHADOW CONSPIRACY) and Chase (one of the lenders under the Company's Credit Facility), from drawing down the letter of credit securing LFO's advance on the basis of LFO's allegations that the Company failed to give proper notice to LFO for extending the delivery date of THE SHADOW CONSPIRACY. On September 20, 1996, the Court issued a preliminary injunction against the Company, Summit and Chase. The parties have agreed to stay the Court proceedings and submit the dispute to binding arbitration by the American Film Marketing Association, as required by the output agreement. The Company believes that LFO's allegations are without merit and intends to defend them vigorously. In the event the Company does not prevail in the arbitration, it believes that it can obtain alternative distribution of THE SHADOW CONSPIRACY in France. However, there can be no assurance that the Company will obtain an alternative distribution arrangement or that any such arrangement will provide for an advance on delivery or otherwise be on terms equivalent to those under the Company's output agreement with LFO.

    See also Note 4 to Condensed Consolidated Financial Statements set forth herein.

ITEM 2.  CHANGES IN SECURITIES.

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a)   Exhibits.

         10.1 Engagement letter dated May 8, 1996 between Jefferson Capital Group, Ltd. and the Company.

         27.    Financial Data Schedule

    b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                      SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CINERGI PICTURES ENTERTAINMENT INC.



November 19, 1996               By:   /s/ Warren Braverman
                                    -----------------------------------------
                                    Warren Braverman, Executive Vice President,
                                    Chief Financial Officer and Treasurer,
                                    signing both in his capacity as Executive
                                    Vice President on behalf of Registrant and
                                    as Chief Financial Officer of Registrant

                                    EXHIBIT INDEX



                                                                   Sequentially
Exhibit Number           Description                               Numbered Page
--------------           -----------                               -------------
10.1               Engagement Letter dated May 8,
                   1996 between Jefferson Capital
                   Group, Ltd. and the Company.

27                 Financial Data Schedule