Form 10-K
period 1996-12-31
CINERGI PICTURES ENTERTAINMENT INC
filed 1997-04-16
CIK 922519

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                          -----------------------------

                                    FORM 10-K
   (MARK ONE)
       /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(c) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
       / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(c) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-23958

                          -----------------------------

                       CINERGI PICTURES ENTERTAINMENT INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               95-4247952
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)

    2308 BROADWAY, SANTA MONICA, CA                      90404
    (Address of principal executive                   (Zip Code)
               offices)

       Registrant's telephone number, including area code: (310) 315-6000

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               ------      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers, directors and greater than 10% stockholders are "affiliates" of the Registrant) as of April 10, 1997 (based on the closing sale price as reported on the NASDAQ National Market System on such date) was $6,149,002.

     The number of shares of Common Stock outstanding as of April 10, 1997 was 13,446,874.

                       DOCUMENTS INCORPORATED BY REFERENCE
       NO DOCUMENTS ARE INCORPORATED BY REFERENCE INTO PARTS I, II OR III.

                                     PART I

     THIS ANNUAL REPORT ON FORM 10-K (INCLUDING, WITHOUT LIMITATION, PARTS I, II AND III) CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE
ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. AS SET FORTH HEREIN UNDER "RECENT DEVELOPMENTS," THE REGISTRANT HAS RECENTLY ENTERED INTO AN AGREEMENT TO SELL SUBSTANTIALLY ALL OF THE FILMS IN THE REGISTRANT'S MOTION PICTURE LIBRARY AND CERTAIN OTHER ASSETS AND IS CONSIDERING ITS ALTERNATIVES ASSUMING CONSUMMATION OF SUCH SALE (WHICH INCLUDE DISPOSING OF ADDITIONAL ASSETS IN ONE OR A SERIES OF TRANSACTIONS). THE AGREEMENT TO SELL SUBSTANTIALLY ALL OF THE FILMS IN THE REGISTRANT'S MOTION PICTURE LIBRARY IS SUBJECT TO NUMEROUS CONDITIONS AND MAY ALSO BE TERMINATED IN CERTAIN CIRCUMSTANCES. NO ASSURANCES CAN BE GIVEN THAT SUCH SALE OR ANY ADDITIONAL SALE OF ASSETS OR OTHER TRANSACTIONS WILL BE CONSUMMATED. IN ADDITION, THE REGISTRANT ALSO HAS ANNOUNCED THAT IT DOES NOT PRESENTLY INTEND TO COMMENCE PRODUCTION ON ANY ADDITIONAL MOTION PICTURES.
AS A RESULT, THE REGISTRANT'S RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS. ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT. THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE REGISTRANT. THE REGISTRANT DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE REGISTRANT OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS

     Cinergi Pictures Entertainment Inc., a Delaware corporation ("Cinergi" or the "Company"), was formed in November 1989 to develop, finance, produce and license "event" motion pictures for exhibition in domestic and international theatrical markets and for later worldwide release in all media, including home video and pay and free television. Except where the context otherwise requires, the terms "Cinergi" and the "Company" refer to Cinergi Pictures Entertainment Inc. and its wholly owned subsidiaries. The Company's executive offices are located at 2308 Broadway, Santa Monica, California 90404, and its telephone number is (310) 315-6000.

RECENT DEVELOPMENTS

     AGREEMENT TO SELL SUBSTANTIALLY ALL OF THE FILMS IN THE COMPANY'S FILM LIBRARY AND CERTAIN OTHER ASSETS. On April 3, 1997, the Company entered into a Purchase and Sale Agreement (the "Library Sale Agreement") with Walt Disney Pictures and Television, a subsidiary of The Walt Disney Company, to sell to Walt Disney Pictures and Television substantially all of the films in the Company's motion picture library and certain other assets (referred to herein as the "Film Library Sale"; "Disney" is used herein to refer to Walt Disney Pictures and Television and/or its affiliates, including The Walt Disney Company, as applicable). In exchange for the assets being sold to Disney, Disney has agreed to relinquish its equity interest in the Company (555,556 shares of the Company's Common Stock and a warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $9.00 per share) and cancel its outstanding loans to the Company (approximately $38,400,000 as of March 31, 1997). In addition, Disney has agreed to assume with respect to the films and rights therein being sold to Disney, all residuals and participation obligations, as well as all scheduled obligations relating to the Company's existing exploitation agreements. Disney has also agreed to assume the outstanding debt under the Company's credit facility relating to the soon to be completed AN ALAN SMITHEE FILM (one of the films included in the Film Library

Sale) up to a maximum amount of $10,000,000 (which the Company anticipates will not be exceeded) and the Company has agreed to transfer to Disney all minimum guarantee payments and any overages paid or to be paid with respect to such film.

     The film library being sold to Disney includes primarily all of the Company's rights (except minimum guarantee payments for films other than AN ALAN SMITHEE FILM) to the following eleven motion pictures: MEDICINE MAN, TOMBSTONE, RENAISSANCE MAN, COLOR OF NIGHT, JUDGE DREDD, THE SCARLET LETTER, NIXON, EVITA (excluding soundtrack rights, which will be retained by the Company), AMANDA, THE SHADOW CONSPIRACY, and AN ALAN SMITHEE FILM. Disney will also retain overages otherwise payable to the Company by Disney after January 1, 1997 with respect to certain distribution rights to DIE HARD, WITH A VENGEANCE previously licensed to Disney. In addition, upon consummation of the Film Library Sale, the Company's twenty-five film domestic distribution arrangement with an affiliate of Disney, Buena Vista Pictures Distribution, Inc. ("BVPD"), under which nine films have been delivered, will be terminated. Please see "Motion Picture Production" and "Distribution of Motion Pictures - Other Production and Distribution Arrangements" below for additional information regarding the Company's motion picture library, "Financing of Motion Picture Production" for an explanation of minimum guarantee payments and overages, "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding residuals and participations, "Distribution of Motion Pictures" for additional information regarding the Company's domestic distribution arrangement with BVPD and other exploitation arrangements, "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding Disney's loans to the Company and the Company's credit facility, and "Item 13 -- Certain Relationships and Related Transactions - Certain Transactions with BVPD and Disney" for additional information regarding certain other transactions between the Company and Disney.

     The Film Library Sale is subject to numerous conditions including, among other things, completion of certain due diligence by Disney, expiration of any applicable Hart-Scott-Rodino waiting period, and the approval of the Company's stockholders. The Library Sale Agreement and related Film Library Sale may also be terminated by the Company or Disney in certain circumstances, including, among other things, upon failure to consummate the Film Library Sale by September 15, 1997. Management of the Company (including Chairman of the Board and Chief Executive Officer, Andrew G. Vajna), which owns approximately 43.7% of the outstanding Common Stock of the Company, has agreed to vote its shares in favor of the transaction in accordance with the terms of the Library Sale Agreement. Certain additional information regarding the Library Sale Agreement is contained in applicable sections throughout this Report. The foregoing description of the Library Sale Agreement and the other information regarding the Library Sale Agreement contained herein are only summaries of the material terms of the Library Sale Agreement and are qualified in their entirety by reference to the Library Sale Agreement which is Exhibit 2 to this Report.

     ANNOUNCEMENT REGARDING INTENTION TO CEASE PRODUCTION ON ADDITIONAL FILMS. On April 3, 1997, the Company also announced that it does not presently intend to commence production on any additional motion pictures (although the Library Sale Agreement does not preclude the Company, pending consummation of the Film Library Sale, from commencing production on films that would not be distributed by Disney) and that it is in the process of considering its alternatives assuming consummation of the Film Library Sale to Disney. Such alternatives include disposing of those assets which are not being sold to Disney, in one or a series of transactions.

     In connection therewith, the Company is presently in discussions regarding the potential sale of a substantial portion of the assets that would remain assuming consummation of the Film Library Sale. Not included in the Film Library Sale to Disney are the Company's slate of approximately forty development projects, the Company's visual effects facility, and Cinergi's rights in DIE HARD, WITH A VENGEANCE (which the Company owns with Twentieth Century Fox which controls the sequel rights to the film). See "Motion Picture Production" and "Distribution of Motion Pictures - Other Production and Distribution Arrangements" and "Item 13 -- "Certain Relationships and Related Transactions -- Certain

Transactions with BVPD and Disney." The Company is entitled to significant overages from Twentieth Century Fox with respect to those territories and media (including the United States, Canada and Japan) for which Fox controls distribution rights. The Company controls distribution rights to DIE HARD, WITH A VENGEANCE in certain international territories. The Company has previously granted Disney distribution rights to the film in a portion of those territories and, in connection with the Library Sale Agreement, the Company has agreed, upon consummation of the Film Library Sale, to relinquish overages payable by Disney after January 1, 1997 with respect thereto.

     The Company's announcement and the execution of the Library Sale Agreement follows a year long strategic review initiated by the Company to assess its goals and business strategies in the context of, among other things, the continuing increase in motion picture production and releasing costs, an increased number of motion pictures released by motion picture companies domestically, the development projects available in the marketplace, and the Company's financial capabilities. The financial advisory firm of Jefferson Capital Group, Ltd. assisted Cinergi in its strategic review, which included discussions with other parties regarding the sale of an interest in the Company or of the entire Company.

     The Company currently anticipates that any decision made regarding its alternatives assuming consummation of the Film Library Sale, will effectively result, after provision for the Company's remaining liabilities, in a cash payment to the Company's stockholders in exchange for their equity interests in the Company. However, certain factors could cause actual events to be different from those set forth in the forward-looking statement. No assurance can be given that the Film Library Sale or any additional transactions will be consummated or that a cash payment of any type will be made to the Company's stockholders and no assurances can be given as to the amount of any cash payment, if made. No agreements have been entered into or record date set with respect to any additional transactions, and any such transaction or series of transactions would be subject to, among other things, consummation of the Film Library Sale and receipt of applicable, including stockholder, approvals. Assuming consummation of the Film Library Sale and receipt of all applicable approvals with respect to any additional transactions, the amount of any payment to the Company's stockholders would depend upon, among other things, the terms of such additional transactions (including any transactions to dispose of the Company's remaining assets) and the provisions made to satisfy the Company's remaining liabilities. The Company does not anticipate that any payment will be made to the Company's stockholders until at least the third or fourth quarter of 1997. However, any such payment could be significantly delayed depending upon, among other things, the form of any additional transactions and the time required to obtain any necessary approvals. Any such delay could reduce the amount of any payment ultimately to be made to the Company's stockholders.

MOTION PICTURE PRODUCTION

     The Company has released ten motion pictures to date: MEDICINE MAN, TOMBSTONE, RENAISSANCE MAN, COLOR OF NIGHT, DIE HARD WITH A VENGEANCE, JUDGE DREDD, THE SCARLET LETTER, NIXON, EVITA and THE SHADOW CONSPIRACY. Of such films, EVITA, based on the music of Andrew Lloyd Weber, starring Madonna and Antonio Banderas and directed by Alan Parker, was released in 1996 (Christmas
Day) with domestic box office receipts through March 31, 1997 of approximately $49,146,000, and THE SHADOW CONSPIRACY, directed by George Cosmatos, was released in 1997 (January 31) with domestic box office receipts of approximately $1,371,000. In addition, AMANDA was completed by the Company in 1996 and delivered to Family Channel Pictures, Inc. ("FCP") in July 1996 for domestic distribution and to an international sales company (assisting the Company in the international distribution of the film) in connection with the film's international distribution. FCP has not yet obtained domestic theatrical distribution of the film. See "Distribution of Motion Pictures - Other Production and Distribution Arrangements." The Company is currently in post-production on AN ALAN SMITHEE FILM, a satirical look at the making of big budget action/adventure Hollywood films. In February 1997, the Company also commenced principal photography on the film BROADWAY BRAWLER, starring Bruce Willis, however, due to circumstances beyond the Company's control, production ceased approximately three weeks after commencement of principal photography. The Company is currently in discussions with certain parties involved in the production of BROADWAY BRAWLER regarding settlement of various obligations in connection therewith. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Film Library Sale to Disney does not include any rights to BROADWAY BRAWLER.

     The Company also has approximately forty projects in various stages of development. The Company's slate of development projects are not part of the assets included in the Film Library Sale. Pursuant to the Library Sale Agreement, Disney has received the right of first negotiation, and in certain cases, a right of last refusal to acquire or participate in the financing and distribution of one of the development projects, SMOKE AND MIRRORS, and will also be entitled to reimbursement of its development costs in such project if the project is made into a film. See "Item 13 -- "Certain Relationships and Related Transactions -- Certain Transactions with BVPD and Disney."

     The Company does not own or operate sound stages and related production facilities generally referred to as a "studio" and instead has generally utilized, as needed in the production of its motion pictures, creative and technical personnel (such as screenwriters, directors and performers), production and editing facilities and laboratories available in the market. The Company acquired certain visual effects equipment to complete the visual effects for JUDGE DREDD and also used such equipment for visual effects for DIE HARD WITH A VENGEANCE. The Company's visual effects facility is located in Lenox, Massachusetts. See "Item 2 -- Properties."

FINANCING OF MOTION PICTURE PRODUCTION

          The Company has generally financed the production costs of its motion pictures through loans obtained under its credit facility with The Chase Manhattan Bank ("Chase") and a syndicate of lenders, advances and loans from BVPD pursuant to the Company's distribution agreement and certain related agreements with BVPD (collectively, the "BVPD Agreement") and direct investments by the Company, as necessary. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." In connection with such financing, prior to the commencement of production of a motion picture, the Company has generally entered into license agreements with distributors pursuant to which distributors acquire the right to distribute such motion picture (or series of motion pictures pursuant to an output agreement) in a certain geographic territory and media for a specific term. In consideration for these distribution rights, the distributor is typically required to pay to the producer a fixed amount upon delivery of the motion picture to the distributor ("Minimum Guarantee"). The Company would assign the right to receive the Minimum Guarantees for such motion picture to its lenders as collateral to secure loans used to finance a portion of the production costs of the motion picture. This manner of financing (referred to herein as "pre-licensing") guarantees a minimum return from distribution in each such territory which is the subject of a license agreement prior to completion of a picture, while still allowing the Company to retain the right to share in certain distribution revenues. Once the distributor has recouped an amount equal to its Minimum Guarantee and costs of distribution, the distributor is entitled to retain ongoing distribution fees computed as a percentage of the gross revenues generated from the distribution of the motion picture. The Company is thereafter entitled to receive all remaining revenues received by the distributor from distribution of the picture in such territory in excess of the ongoing distribution fee retained by the distributor. Such remaining revenues received by the Company are commonly referred to as "overages."

DISTRIBUTION OF MOTION PICTURES

     DISTRIBUTION IN THE AMERICAS -- THE BVPD AGREEMENT. The Company has not engaged in domestic theatrical distribution of its motion pictures due to the substantial costs involved. Instead, in July 1990, the Company entered into the BVPD Agreement, which was last amended in April 1994. Upon consummation of the Film Library Sale, the BVPD Agreement will be terminated.

     Pursuant to the BVPD Agreement, in exchange for exclusive distribution rights in all media throughout the United States and its possessions, Canada and Latin America (the "Americas"), BVPD is required, subject to the terms and conditions of the BVPD Agreement, to advertise, promote and exploit in all such media 25 "qualified" motion pictures produced by the Company that meet certain criteria specified in the BVPD Agreement. In general, "qualified" motion pictures have budgets exceeding $25,000,000, feature star performers meeting certain criteria, and do not include foreign language films or films receiving ratings from the Motion Picture Association of America, an industry trade association (the "MPAA"), more restrictive than "R." During the term of the BVPD Agreement, BVPD also has the right to elect to distribute any non-qualified motion pictures produced by the Company which BVPD exercised in the case of AN ALAN SMITHEE FILM. The term of the BVPD Agreement extends until the Company has delivered 25 qualified motion pictures, although BVPD's right to distribute in the Americas motion pictures produced during the term of the BVPD Agreement continues in perpetuity if BVPD continues to actively exploit the motion pictures. The Company has delivered nine films to date which count toward the 25 qualified motion pictures, and AN ALAN SMITHEE FILM will count as the tenth such film.

     Under the BVPD Agreement, BVPD is obligated to provide the Company with advances and loans (at the Company's option, subject to certain conditions) for the production of qualified motion pictures based upon scaled percentages of each film's budgeted direct negative cost, subject to certain maximums and the other terms of the BVPD Agreement. Subject to the terms of the BVPD Agreement, BVPD is also obligated to advance amounts to cover the costs of the initial theatrical release of each such picture in the United States and Canada, including specified minimum amounts to cover the costs of manufacturing release prints, advertising and publicity. All advances and distribution costs are recoupable out of the revenues generated by the motion picture in the Americas, except that distribution costs expended for home video distribution and Latin American distribution are recoupable only out of the respective revenues generated in each such media or market. As set forth in the BVPD Agreement, BVPD is entitled to receive certain specified percentages of gross revenues generated in each media as distribution fees and is entitled to recoup the amounts advanced to the Company, together with interest thereon, as well as its costs of distribution. The Company is thereafter entitled to receive the remainder of all revenues received by BVPD generated by the Company's films in excess of BVPD's ongoing distribution fees. The repayment of each production loan made by BVPD with respect to each qualified motion picture is secured by certain rights in such qualified picture and all proceeds from the exploitation of such qualified motion picture in all media in the Americas. The BVPD Agreement provides that it may be terminated by BVPD in the event that the Company fails to deliver a qualified picture to BVPD for a period of three years or in the event of the loss of Mr. Vajna's services; provided, however, that if the loss of Mr. Vajna's services is due to death or disability, BVPD may not terminate the BVPD Agreement with respect to qualified pictures for which the Company has already engaged certain creative elements. BVPD has assumed the obligation to pay the residuals arising out of the exploitation of the Company's motion pictures in the Americas, subject to BVPD's right to recoup such payments pursuant to the BVPD Agreement. The Company, which is obligated to pay all other residuals, grants security interests to the guilds and unions in each of its motion pictures.

     Pursuant to the Library Sale Agreement, the Company has agreed that any motion picture on which the Company commences pre-production or production during the term of the Library Sale Agreement will not be a "qualified" motion picture under the BVPD Agreement, and, accordingly, BVPD shall not be obligated to finance or distribute any such motion pictures.

     OTHER PRODUCTION AND DISTRIBUTION ARRANGEMENTS. The Company produced DIE HARD WITH A VENGEANCE which was released in May 1995. The Company and Twentieth Century Fox jointly own DIE

HARD WITH A VENGEANCE, but Twentieth Century Fox retained all sequel rights to the film. Although the Company's qualified motion pictures are usually distributed in the Americas by BVPD, Twentieth Century Fox has the right to distribute DIE HARD WITH A VENGEANCE in all media, in perpetuity, in the United States, Canada and Japan, and worldwide in certain ancillary media. The Company received advances in 1995 from Twentieth Century Fox in exchange for the distribution rights granted to Twentieth Century Fox. Twentieth Century Fox has assumed the obligation to pay the residuals arising out of the United States, Canadian and Japanese exploitation of DIE HARD WITH A VENGEANCE, subject to Twentieth Century Fox's right to recoup such payments pursuant to the distribution agreement with the Company. The Company also received advances in 1995 from Disney in exchange for the right of Disney to distribute the film in a portion of the international territories for which the Company controls distribution rights. Upon consummation of the Film Library Sale, the Company will relinquish to Disney all overages payable by Disney after January 1, 1997 with respect thereto.

     As AMANDA did not meet the criteria under the BVPD Agreement to be a "qualified" motion picture, in 1995 the Company entered into a production and distribution agreement with Family Channel Pictures ("FCP") granting FCP all distribution rights in the U.S. and Canada to the film AMANDA in exchange for payment of approximately one-half of the negative cost of the picture, while the Company retained the distribution rights for the rest of the world. The Company used Summit, an unaffiliated international sales company, to assist in the international distribution of the film. The Company financed this motion picture by borrowings under its Credit Facility and assigned to the Lenders thereunder, FCP's payment due on delivery of the motion picture and Minimum Guarantees from international distributors. In 1996, AMANDA was delivered to FCP for domestic distribution and to Summit in connection with the film's international distribution. FCP has not yet obtained domestic theatrical distribution of AMANDA, which, if not obtained, could adversely affect certain foreign revenues ultimately realized by the Company from the exploitation of the international distribution rights to AMANDA in the event the Film Library Sale is not consummated.

     In addition, the Company and Hollywood Pictures Company ("HPC"), a subsidiary of The Walt Disney Company have an arrangement whereby the Company is financially obligated to pay to HPC the lesser of 50% of the cost of the picture or $22,500,000 in exchange for (i) a 50% equity participation in the motion picture tentatively entitled DEEP RISING (a high seas action-adventure, thriller starring Treat Williams which is currently in production and anticipated to be released in Fall 1997) and (ii) a sales fee for international distribution of such motion picture. In connection with the Library Sale Agreement, upon consummation of the Film Library Sale, the Company will no longer be obligated to pay the latter amount and will relinquish the equity participation and sales fee.

     INTERNATIONAL DISTRIBUTION. The Company arranges for international distribution of its motion pictures (in territories other than Canada and Latin America) by licensing them to various local distributors in those territories either on a picture-by-picture basis or pursuant to selected output agreements. Under the BVPD Agreement, BVPD receives the exclusive distribution rights in all media in the territories of Canada and Latin America for all qualified motion pictures. In the past, the Company has generally arranged for international distribution of motion pictures on a territory-by-territory basis by entering into licensing agreements with distributors (including, in some circumstances, affiliates of Disney) in territories such as England, France, Germany, Japan, Italy, Australia and others. The Company has either entered into such agreements directly or has utilized the services of an international sales company. Under such license agreements, the Company typically receives a Minimum Guarantee prior to the release of the picture in a particular territory, which is then recouped by the distributor out of the revenues generated by the picture in such territory. The distributor typically receives certain fees for its distribution of the picture and recoups its costs of distribution and Minimum Guarantee before remitting the remaining revenues received by it to the Company. The Company must rely on the distributor's ability to successfully exploit the film in order to receive any proceeds in excess of any applicable Minimum Guarantee. Often the Company obtains letters of credit from acceptable banks guaranteeing payment of the Minimum Guarantees under the license agreements.

     The Company has entered into output agreements with distributors in certain major territories whereby the distributor agrees for a period of years or for a specified number of pictures to advance or guarantee, in many cases backed by letters of credit, a portion of the final budget of each motion picture produced by the Company and available for release during the term of the relevant agreement in exchange for the right to distribute in a particular territory allsuch motion pictures. These output agreements include an output agreement in Australia, New Zealand and Greece with Village Roadshow Netherlands B.V., in Scandinavia with AB Svensk Filmindustri, in Italy with Medusa Film S.p.A., in the United Kingdom with Entertainment Film Distributors Ltd. and in South Korea with SKC America, Inc. The output agreement for France expired after the delivery of EVITA. See Note 13 of Notes to the Company's Consolidated Financial Statements for certain geographic information regarding the Company's operations.

     Upon consummation of the Film Library Sale, Disney will acquire all of the rights and benefits arising under the Company's existing exploitation agreements with respect to the films and rights therein being sold to Disney and will assume scheduled liabilities under such existing exploitation agreements. With respect to the Company's output agreements, Disney will not acquire the right (or have any obligation) to have any additional motion pictures of Disney or its affiliates be distributed by such distributors party to the Company's output agreements.

MAJOR CUSTOMERS

     In 1996, BVPD and Twentieth Century Fox accounted for $43,454,000 (or 33%) and $12,937,000 (or 10%), respectively, of the Company's consolidated revenues. In 1995, BVPD and Twentieth Century Fox accounted for $57,808,000 (or 30%) and $44,053,000 (or 23%), respectively, of the Company's consolidated revenues. In 1994, BVPD was the only customer that accounted for more than 10% of the Company's consolidated revenues with $43,207,000 (or 40%). See Note 13 of Notes to the Company's Consolidated Financial Statements.

EMPLOYEES

     The Company, like other independent production companies, has not maintained a substantial staff of creative or technical personnel. At March 31, 1997, the Company employed a total of 30 full-time employees. Additional employees have also been hired by the Company on a picture-by-picture basis in connection with the production of the Company's motion pictures. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees of the Company who provide direct production services, are typically allocated to the capitalized cost of the related pictures. As the Company does not presently intend to commence production on any additional motion pictures, management of the Company is currently considering reductions in personnel to achieve staff size commensurate with the Company's current level of activity. The Company and certain of its subsidiaries are subject to the terms in effect from time to time of various industry-wide collective bargaining agreements, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild and the International Alliance of Theatrical Stage Employees.

REGULATION

     Audiovisual works, such as television programs and motion pictures, are not included under the terms of the General Agreement on Trade and Tariffs Treaty. As a result, many countries (including members of the European Union) are able to enforce quotas that restrict the amount of United States produced television programming which may be aired on television in such countries. Although these quotas generally apply only to television programming and not to theatrical exhibition of motion pictures, there can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that existing quotas will not be more strictly enforced.
Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely limit the ability of the Company to exploit fully its motion pictures. Motion picture and distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, which laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. The Company takes appropriate and reasonable measures to secure, protect and maintain or obtain agreements to secure, protect and maintain copyright protection for all Company pictures under the laws of applicable jurisdictions. Extensive unauthorized misappropriation of videocassette rights to motion pictures, which may include Company pictures, is an industry-wide problem. Motion picture piracy is extensive in many parts of the world. Voluntary industry embargoes or United States government trade sanctions to combat piracy, if enacted, could impact the amount of revenue that the Company realizes from the international exploitation of its motion pictures. If not enacted or if other measures are not taken, the motion picture industry (including the Company) may continue to lose an indeterminate amount of revenues as a result of motion picture piracy. The
Code and Ratings Administration of the MPAA assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. The Company has submitted its pictures for such ratings. United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures which may restrict in whole or in part theatrical or television exhibition in particular territories. Management's policy has been to produce motion pictures for which there will be no material restrictions on exhibition in any major territories or media. There can be no assurance that current and future restrictions on the content of the Company's pictures may not limit or affect the Company's ability to exhibit certain of its pictures in certain territories and media. See "Item 1 -- Business -- Recent Developments."

COMPETITION

     Motion picture production and distribution are highly competitive businesses. The competition comes from both companies within the same business and companies in other entertainment media which create alternative forms of leisure entertainment. The Company competes with several "major" film studios (The Walt Disney Company, Paramount Pictures Corporation, Universal Pictures, Columbia Pictures, Tri-Star Pictures, Twentieth Century Fox, Warner Bros. Inc. and MGM/UA) which are dominant in the motion picture industry, as well as numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing. Many of the organizations with which the Company competes have significantly greater financial and other resources than does the Company. In addition, the Company's films compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies, including numerous motion pictures distributed by BVPD which distributes the Company's motion pictures in the Americas. As a result, the success of any of the Company's films is dependent not only on the quality and acceptance of that particular film, but also on the quality and acceptance of other competing films released into the marketplace at or near the same time. In addition, there have been significant technological developments effecting the entertainment industry in general, and the motion picture industry in particular. These developments have resulted in the availability of alternative and competing forms of leisure time entertainment, including pay/cable television services, satellite television and home entertainment equipment such as videocassettes, video games, computers, and now digital video discs. Such technological developments have also resulted in the creation of additional revenue sources through the licensing of rights with respect to such new media, however, the theatrical success of a motion picture remains a crucial factor in generating revenues in other media such as videocassettes and television.

ITEM 2.  PROPERTIES

     The Company leases the building housing its corporate headquarters in Santa Monica, California from Andrew G. Vajna under a lease (which expired in May 1996.) Subsequent thereto, the Company has been leasing its corporate headquarters on the same general terms but on a month-to-month basis. See "Item 13 -- "Certain Relationships and Related Transactions." The Company leases space from an unaffiliated party in Lenox, Massachusetts housing its facility for producing visual effects under a lease which expired in August 1996. Subsequent thereto, the Company has been leasing its visual effects facility on the same general terms but on a month-to-month basis. The Company also leases office space from unaffiliated parties on an as-needed basis in connection with the production of specific motion picture projects.

ITEM 3.  LEGAL PROCEEDINGS

     On January 16, 1997, two purported class action lawsuits, which had been filed on May 13, 1996 in the Superior Court of California for the County of Los Angeles by alleged stockholders of the Company (and later consolidated into one action), against the Company and certain of its current and former executive officers and directors were dismissed. The lawsuits had alleged, among other things, that the defendants negligently misrepresented (or omitted) material facts about the business, financial condition, future growth and profitability of the Company in connection with the Company's 1995 public offering of Common Stock, and in alleged statements by certain of the individual defendants.

          In December 1995, the U.S. Attorney for the Central District of California served subpoenas ("Subpoenas") on the Company relating to a grand jury investigation of federal tax aspects of various transactions involving Andrew G. Vajna, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and certain other persons and entities (the "Investigation"). The Company believes the Investigation is focusing primarily on (i) the 1988 and 1989 personal tax returns of Mr. Vajna and the tax returns of certain other persons and entities, and (ii) the ongoing audits of Mr. Vajna's tax returns since 1990 by the Internal Revenue Service. The Company has not been identified by the U.S. Attorney as being a target of the Investigation; however, there can be no assurance that the Company's status will not change in the future. The Company engaged counsel to represent it in connection with the Investigation and is in the process of responding to the Subpoenas. Given the uncertainty of the Investigation, there is currently no basis upon which to estimate the impact, if any, the Investigation may have on the Company.

     The Company had an output agreement in France with Le Film Office ("LFO") (which expired after the delivery of EVITA). Pursuant to the output agreement with LFO, a $3,071,000 advance was payable to the Company upon delivery of THE SHADOW CONSPIRACY to LFO. On August 27, 1996, LFO filed for and obtained a temporary restraining order in California Superior Court, in Los Angeles, California (the "Court") restraining the Company, Summit (the international sales company handling the international distribution of THE SHADOW CONSPIRACY) and Chase (one of the lenders under the Company's credit facility), from drawing down the letter of credit securing LFO's advance on the basis of LFO's allegations that the Company failed to give proper notice to LFO for extending the delivery date of THE SHADOW CONSPIRACY. On September 20, 1996, the Court issued a preliminary injunction against the Company, Summit and Chase. The parties agreed to stay the Court proceedings and submit the dispute to binding arbitration by the American Film Marketing Association, as required by the output agreement. However, LFO filed a motion with the Court seeking to dismiss the arbitration and proceed with the litigation in the Court. On April 10, 1997, such motion was denied by the Court.

An arbitration hearing is scheduled for April 17, 1997. The Company believes that LFO's allegations are without merit and intends to defend them vigorously. In light of the disappointing domestic box office performance of THE SHADOW CONSPIRACY and the adverse publicity generated in France by LFO's refusing to accept delivery of THE SHADOW CONSPIRACY, in the event the Company does not prevail in the arbitration, it believes that it will be difficult to obtain alternative distribution of THE SHADOW CONSPIRACY in France. In addition, even if an alternative distribution arrangement is obtained it is unlikely any such arrangement will provide for an advance on delivery or otherwise be on terms as advantageous as those under the Company's output agreement with LFO.

     Trial is scheduled for August 11, 1997 in Los Angeles Superior Court, in a lawsuit by Laurence Fishburne and The LOA Productions, Inc., Mr. Fishburne's loan-out corporation, against the Company, a subsidiary of the Company and Randolph M. Paul, Senior Vice President, Business Affairs and a Director of the Company. The action, for breach of oral contract, fraud and deceit, and civil conspiracy and declaratory relief, was originally filed on July 11, 1994. The plaintiffs claim that the Company entered into an oral contract for Mr. Fishburne to appear in the motion picture, DIE HARD WITH A VENGEANCE, but repudiated the contract the following day. On September 4, 1994, the Company successfully demurred to all of the plaintiffs' causes of action except the breach of contract claim and on November 29, 1994, the Company successfully demurred to an amended complaint for bad faith denial of existence of contract. On December 29, 1994, the Company and the other defendants answered the First Amended Complaint for breach of contract, fraud and deceit and civil conspiracy. Summary adjudication has been obtained in favor of Mr. Vajna, who was named as an additional defendant in the original complaint. Plaintiffs are claiming damages of $1,750,000, representing the fixed compensation to which they alleged they are entitled, additional compensatory damages of up to $350,000 and general and punitive damages. The Company believes it has meritorious defenses and is defending the action vigorously.

    An adverse arbitration finding in the arbitration with LFO or an adverse judgment in the foregoing litigation could have a material adverse effect on the Company's financial condition, and the amount of cash payment, if any, ultimately paid to the Company's stockholders in accordance with the future plans currently being considered by the Company.

     The Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company does not currently believe that any such proceedings will have a material adverse effect on the Company's operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No items were submitted to a vote of the Company's security holders during the final quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE

     Since the Company's initial public offering in June 1994, the Company's Common Stock has been traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System. The following table sets forth the high and low reported sale prices of the Common Stock on the NASDAQ National Market System in each of the periods indicated. The prices represent quotations between dealers without adjustment for mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                         HIGH            LOW
                                                        -------         -------
     Fiscal 1995
          First Quarter   . . . . . . . . . . . . . .   $11-3/8         $5-7/8
          Second Quarter  . . . . . . . . . . . . . .    11-1/4          5-7/8
          Third Quarter . . . . . . . . . . . . . . .     6-5/8          3-3/8
          Fourth Quarter  . . . . . . . . . . . . . .     6              2-17/32

     Fiscal 1996
          First Quarter . . . . . . . . . . . . . . .   $ 2-11/16       $1-1/16
          Second Quarter  . . . . . . . . . . . . . .     3- 5/16        1-1/16
          Third Quarter . . . . . . . . . . . . . . .     2- 3/8         1-9/16
          Fourth Quarter  . . . . . . . . . . . . . .     2- 3/16        1-7/16

     Fiscal 1997
          First Quarter . . . . . . . . . . . . . . .    $2- 1/16       $1-1/16
          Second Quarter (through April 10, 1997) . .     1- 1/2          3/8

HOLDERS

     As of March 31, 1997, there were approximately 37 holders of record of the Company's Common Stock, and there were 13,446,874 shares issued and outstanding of the 20,000,000 shares authorized.

DIVIDENDS

     Since the Company's incorporation in November 1989, the Company has not paid cash dividends on its Common Stock. The Company has no present intention to pay any cash dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

      Set forth below are selected financial data of the Company. The financial data for each of the years ended December 31, 1992 through 1996 have been derived from the consolidated financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with the consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                                          Year Ended December 31,
                                                 --------------------------------------------------------------------
                                                    1992           1993           1994           1995           1996
                                                 --------       --------       --------       --------       --------
                                                                  (in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:
 Revenues:
  Feature films    . . . . . . . . . . .         $ 39,566       $  8,064       $108,517       $192,582       $132,940
  Fee income   . . . . . . . . . . . . .                -            942            511            298             60
                                                 --------       --------       --------       --------       --------
  Total Revenues   . . . . . . . . . . .           39,566          9,006        109,028        192,880        133,000

 Costs and Expenses:
  Amortization of film costs,
   residuals and participations  . . . .           39,447          7,899        103,422        204,544        139,612
  Selling, general and
   administrative expenses . . . . . . .            7,863          3,779          2,694          5,098          9,752
                                                 --------       --------       --------       --------       --------
 Operating (loss) income . . . . . . . .           (7,744)        (2,672)         2,912       (16,762)        (16,364)
 Interest expense  . . . . . . . . . . .           (3,774)        (1,875)          (281)          (241)          (448)
 Interest income   . . . . . . . . . . .              568            111            264            941            907
                                                 --------       --------       --------       --------       --------
 (Loss) income before equity in
  income (loss) of affiliated
  company  . . . . . . . . . . . . . . .          (10,950)        (4,436)         2,895        (16,062)       (15,905)
 Equity in income (loss) of
  affiliated company   . . . . . . . . .              146           (387)             -              -              -
                                                 --------       --------       --------       --------       --------
 Net (loss) income   . . . . . . . . . .         $(10,804)      $ (4,823)      $  2,895       $(16,062)      $(15,905)
                                                 --------       --------       --------       --------       --------
                                                 --------       --------       --------       --------       --------
 Net (loss) income per share . . . . . .                        $   (.64)      $    .30       $  (1.23)      $  (1.12)
                                                                --------       --------       --------       --------
                                                                --------       --------       --------       --------
 Weighted average number of
  shares outstanding . . . . . . . . . .                           7,518          9,494         13,025         14,169
                                                                --------       --------       --------       --------
                                                                --------       --------       --------       --------
BALANCE SHEET DATA:
  Cash   . . . . . . . . . . . . . . . .         $  1,985       $  1,840       $  2,665       $ 29,832       $ 27,364
  Restricted cash  . . . . . . . . . . .            1,000            500              -              -          5,654
  Film costs, net of amortization  . . .           18,665        115,108        223,827        160,756        103,792
  Total assets   . . . . . . . . . . . .           27,102        119,992        253,891        206,257        156,548
  Total debt   . . . . . . . . . . . . .           32,711         93,991        143,146         73,202         47,420
  Stockholders' (deficiency) equity. . .          (14,808)       (18,506)        44,434         51,717         36,607

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

GENERAL

     As indicated under "Item 1 -- Business -- Recent Developments," on April 3, 1997 the Company entered into the Library Sale Agreement with Disney to sell to Disney, subject to certain conditions, substantially all of the film's in the Company's motion picture library and certain other assets. The Company also announced that it does not presently intend to commence production on any additional motion pictures and that it is in the process of considering its alternatives assuming consummation of the Film Library Sale to Disney, including disposing of those assets which are not being sold to Disney, in one or a series of transactions. In connection therewith, the Company is presently in discussions regarding the potential sale of a substantial portion of the assets that would remain assuming consummation of the Film Library Sale. The Company's announcement and the execution of the Library Sale Agreement follows a year long strategic review initiated by the Company to assess its goals and business strategies. The strategic review included discussions with other parties regarding the sale of an interest in the Company or of the entire Company.

     Prior to the initiation of the strategic review, the Company's goal had been to produce and arrange for release of three to five commercially successful "event" motion pictures per year. "Event" motion pictures, which feature major film stars, high quality production values and other exploitable qualities which appeal to the largest segment of the motion picture audiences in both the United States and international markets, also typically involve direct negative costs (excluding capitalized interest and overhead) substantially in excess of the industry average direct negative cost. The industry average direct negative cost in 1996 for members of the Motion Picture Association of America ("MPAA") which includes the major studios with which the Company competes was $39,835,000 (an increase of approximately 16.2% from 1994 and approximately 69.9% from 1989) and the industry average prints and advertising costs per picture in 1996 for members of the MPAA was $19,838,000 (an increase of approximately 23.4% from 1994 and approximately 114.5% from 1989).

     The Company has generally financed the production costs of its motion pictures through loans obtained under its credit facility with Chase and a syndicate of lenders (as described under "Liquidity and Capital Resources" below), advances and production loans from BVPD pursuant to the BVPD Agreement, and direct investments by the Company, as necessary. Typically the Company obtained advances (before commencement and during production of its motion pictures, but generally payable upon delivery of the applicable film) from pre-licensing, pursuant to single picture output agreements, as well as the BVPD Agreement, in an amount equal to a substantial percentage of the aggregate direct negative cost of each motion picture. For motion pictures with budgeted direct negative cost exceeding approximately $40,000,000, however, such advances available from third parties and BVPD would not typically cover the direct production costs of such films, thereby necessitating direct investment by the Company.


     In light of, among other things, the disappointing financial results of three of the Company's four 1995 releases (JUDGE DREDD, THE SCARLET LETTER and NIXON) and the 1997 releases of THE SHADOW CONSPIRACY and the continuing increase in motion picture production and releasing costs, which could necessitate increased direct investment by the Company in its motion pictures if it were to produce additional "event" motion pictures, the Company determined the Film Library Sale and cessation of production of additional motion pictures to be in the best interests of the Company's stockholders. The Company currently anticipates, as indicated under "Item 1 -- Business -- Recent Developments" and subject to the risks and considerations set forth therein, that any decision by the Company regarding its alternatives assuming consummation of the Film Library Sale, will effectively result, after provision for the Company's remaining liabilities, in a cash payment to the Company's shareholders in exchange for their equity interests in the Company.

    The Company reflects advances and Minimum Guarantees as income for financial reporting purposes when a picture is available for exploitation in the applicable media or territory. See Note 2 of Notes to the Company's Consolidated Financial Statements. As a matter of custom and practice and contractual requirements, the Company delays the exploitation of home video rights and television rights for a period of time after initial theatrical distribution in the applicable territory. This results in a delay in the recognition of advances and Minimum Guarantees from those media as income for financial reporting purposes.

    Costs accumulated in the production of a film ("unamortized film costs"), including direct negative costs, marketing costs, capitalized interest and overhead, represent a major component of the Company's assets. Unamortized film costs are amortized in the proportion that gross revenues realized bear to management's estimate of total gross revenues expected to be received. Currently, based on the Company's estimate of future revenues, approximately 92% of unamortized released film costs at December 31, 1996 will be amortized during the three year period ending December 31, 1999.

    The following table sets forth the unamortized film costs for the last three years:

                                               Year Ended December 31,
                                             ----------------------------
                                                   (in thousands)
                                               1994      1995      1996
                                             --------  --------  --------
Released films (net of amortization). . . .  $ 30,082  $101,238  $ 52,077
Completed, not released . . . . . . . . . .         -         -    37,025
Production & development  . . . . . . . . .   193,745    59,518    14,690
                                             --------  --------  --------
 Film costs, net of amortization  . . . . .  $223,827  $160,756  $103,792
                                             --------  --------  --------
                                             --------  --------  --------

    A substantial portion of the unamortized film costs attributable to RENAISSANCE MAN, COLOR OF NIGHT and TOMBSTONE were amortized in 1994 due to the domestic theatrical release and international availability of these pictures in 1994.

     The decrease in unamortized film costs in 1995 reflects the domestic theatrical release and international availability of DIE HARD WITH A VENGEANCE, JUDGE DREDD, and THE SCARLET LETTER, and the resulting amortization of a substantial portion of the unamortized film costs attributable to such pictures. Although NIXON was initially released on December 20, 1995 and is, therefore, included in "Released Films" in the amount of $43,000,000, no revenues were recognized in 1995. Unamortized film costs for 1995 also includes the production costs of AMANDA, THE SHADOW CONSPIRACY and EVITA incurred through December 31, 1995.

     The decrease in unamortized film costs in 1996 reflects the domestic theatrical release and international availability of EVITA and the international availability of NIXON (as described above). Although THE SHADOW CONSPIRACY was initially released on January 31, 1997, it was completed in 1996, available for release as of December 31, 1996 and accordingly included completed, not relevant in "Released Films" in the amount of $37,000,000 which reflects an adjustment to reduce the film cost to its net realizable value. Unamortized film costs for 1996 also includes the production costs of THE SHADOW CONSPIRACY, AN ALAN SMITHEE FILM and BROADWAY BRAWLER incurred through December 31, 1996.

     As is customary in the motion picture industry, the Company has granted and may grant to certain key creative talent involved in the production of a particular motion picture (which includes certain key officers of the Company), rights to participate in the revenues generated by such motion picture. See "Item 1 -- Business -- Distribution of Motion Pictures," and "Item 11 --Executive Compensation -- Employment Agreements." In many cases, these participation rights, and the Company's obligation to pay such participations, will not be incurred until the Company has recouped its costs of production, including capitalized interest and overhead, however, in some cases, such as with certain creative talent involved in EVITA, the Company may be obligated to pay participations before it has recouped such costs. In addition, residuals based on revenues from video and pay, cable and free television are required to be paid by the Company pursuant to the terms of collective bargaining agreements to which the Company may be subject. For purposes of determining the total amortization of film costs for each motion picture, the Company includes its estimated obligations to pay residuals and participations. Pursuant to the Library Sale Agreement, upon consummation of the Film Library Sale, Disney will assume all residuals and participation obligations with respect to the films and rights therein being sold to Disney which constitute substantially all of the Company's residuals and participation obligations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Feature film revenues decreased from $192,582,000 for the year ended December 31, 1995 to $132,940,000 for the year ended December 31, 1996 primarily because of the lower revenues associated with NIXON, AMANDA and EVITA in 1996 as compared to the revenues from DIE HARD WITH A VENGEANCE, JUDGE DREDD and THE SCARLET LETTER in 1995. Feature film revenues for the year ended December 31, 1995 consisted mainly of domestic and international revenues from the theatrical release of DIE HARD WITH A VENGEANCE, JUDGE DREDD and THE SCARLET LETTER and domestic and certain international home video revenue from DIE HARD WITH A VENGEANCE. Although NIXON was initially released on December 20, 1995, no revenues were recognized until 1996. Feature film revenues in 1995 also included $5,000,000 received in October 1995 from a major studio in exchange for an actor relinquishing an acting commitment to the Company. Feature film revenues for the year ended December 31, 1996 consisted mainly of domestic and international revenues from the theatrical release of NIXON, home video revenues from NIXON and international revenues from the theatrical release of EVITA. Feature film revenues in 1996 also included certain domestic television revenues from TOMBSTONE, certain domestic revenues from THE SCARLET LETTER and AMANDA and continuing domestic and foreign overages from DIE HARD WITH A VENGEANCE.

     Amortization of film costs, residuals and participations decreased from $204,544,000 for the year ended December 31, 1995 to $139,612,000 for the year ended December 31, 1996 primarily due to the decrease in feature film revenue recognized in the year ended December 31, 1996 as compared to the year ended December 31, 1995. As described in Note 2 of Notes to the Company's Consolidated Financial Statements, the Company estimates the total projected revenues to be received from the exploitation of a motion picture in all territories and media. As revenues from a motion picture are recognized, the percentage of revenues recognized to total projected revenues is applied to film costs for such motion picture to record amortization. Where applicable,unamortized film costs for a picture are written down to net realizable value for such picture based upon the Company's appraisal of current market conditions. The amortization of film costs, residuals and participations for the year ended December 31, 1996 included $10,086,000 of adjustments to reduce the cost of two films (EVITA and THE SHADOW CONSPIRACY) released in 1996 and 1997, respectively, to their net realizable values compared to $32,452,000 of adjustments for the year ended December 31, 1995 to reduce the costs of three films released in 1995 (JUDGE DREDD, THE SCARLET LETTER and NIXON) to their net realizable value. It is the Company's policy to write-off development costs incurred on projects which do not enter production within three years after development costs are first incurred and to capitalize these costs to motion pictures currently in production. In 1996, development costs of $3,246,000 were written off and were allocated to current motion pictures in production as compared to write-offs of such costs of $668,000 in 1995.

     Selling, general and administrative ("SG&A") expenses (excluding production overhead costs capitalized to film costs) increased from $5,098,000 for the year ended December 31, 1995 to $9,752,000 for the year ended December 31, 1996. The difference is primarily because indirect costs attributable to the special effects facility were included in general and administrative expense in the year ended December 31, 1996. For the year ended December 31, 1995, substantially all of the indirect costs attributable to the special effects facility were included in film costs, as the special effects for JUDGE DREDD, which was in production during such period, were primarily created at the facility. The increase in overhead during the year ended December 31, 1996 was also due to approximately $1,461,000 in legal expenses in connection with the Investigation and lawsuits described in Note 10 of Notes to the Company's Consolidated Financial Statements. The Company capitalizes production overhead incurred in connection with the production of a motion picture by adding such costs to the capitalized film costs of the motion picture. Production overhead being capitalized to film costs increased from $6,591,000 in the year ended December 31, 1995 to $7,918,000 in the year ended December 31, 1996, and the total of SG&A expenses and production overhead costs capitalized to film costs increased from $11,689,000 for the year ended December 31, 1995 to $17,670,000 for the year ended December 31, 1996, primarily due to the factors described above.

      Interest expense increased from $241,000 for the year ended December 31, 1995 to $448,000 for the year ended December 31, 1996 because certain interest expense paid to a related party was not capitalizable. The Company capitalizes applicable interest expense incurred in connection with the production of each motion picture. The Company determines the amount of interest expense to be capitalized to each motion picture in production by multiplying the average cumulative film cost of each motion picture in a given period by the overall effective interest rate paid by the Company on the aggregate amount of debt outstanding for such period. Interest expense, including interest capitalized to film costs, decreased from $11,106,000 for the year ended December 31, 1995 to $6,836,000 for the year ended December 31, 1996. This decrease was due to the lower average outstanding balance of the Company's production loans in the year ended December 31, 1996 as compared to the year ended December 31, 1995. Four films were in various stages of production during the year ended December 31, 1996 as compared to six films during the year ended December 31, 1995.

     Fee income decreased from $298,000 for the year ended December 31, 1995 to $60,000 for the year ended December 31, 1996. Fee income represents fees earned in connection with an arrangement to collect accounts receivable on behalf of and to distribute motion pictures produced by an unrelated third party.

     As a result of the above, the Company had a net loss for the year ended December 31, 1996 of $15,905,000 as compared to a net loss of $16,062,000 for the year ended December 31, 1995.

 YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Feature film revenues increased from $108,517,000 for the year ended December 31, 1994 to $192,582,000 for the year ended December 31, 1995 primarily because of the higher revenues associated with DIE HARD WITH A VENGEANCE, JUDGE DREDD and THE SCARLET LETTER as compared to the revenues from TOMBSTONE, RENAISSANCE MAN and COLOR OF NIGHT in 1994. Feature film revenues for the year ended December 31, 1994 include domestic and international revenues from the release of TOMBSTONE, RENAISSANCE MAN and COLOR OF NIGHT, the domestic home video revenues from TOMBSTONE and domestic pay television and international television revenues for MEDICINE MAN. Feature film revenues for the year ended December 31, 1995 include principally domestic and international revenues from the theatrical release of DIE HARD WITH A VENGEANCE, JUDGE DREDD and THE SCARLET LETTER and domestic and certain international home video revenue from DIE HARD WITH A VENGEANCE. Although NIXON was initially released on December 20, 1995, no revenues were recognized until 1996. Feature film revenues in 1995 also included $5,000,000 received in October 1995 from a major studio in exchange for an actor relinquishing an acting commitment to the Company.

     Amortization of film costs, residuals and participations increased from $103,422,000 for the year ended December 31, 1994 to $204,544,000 for the year ended December 31, 1995 primarily due to the increase in feature film revenues recognized in the year ended December 31, 1995 as compared to the year ended December 31, 1994. The amortization of film costs, residuals and participations for the year ended December 31, 1995 included $32,452,000 of adjustments to reduce the cost of two films released in 1994 (COLOR OF NIGHT and RENAISSANCE MAN) and three films released in 1995 (JUDGE DREDD, THE SCARLET LETTER and NIXON) to their net realizable value compared to $6,343,000 of adjustments for the year ended December 31, 1994 to reduce the costs of the two films released in 1994 indicated above to their net realizable value. In addition, in 1995, development costs of $668,000 were written off and were allocated to current motion pictures in production as compared to write-offs of such costs of $1,187,000 in 1994.

     SG&A expenses (excluding production overhead costs capitalized to film costs) increased from $2,694,000 for the year ended December 31, 1994 to $5,098,000 for the year ended December 31, 1995. This difference is primarily due to a substantial portion of the overhead attributable to the Company's visual effects facility, which was acquired in late 1994, not being capitalized into film costs in 1995. Production overhead being capitalized to films decreased from $7,236,000 for year ended December 31, 1994 as compared to $6,591,000 for the year ended December 31, 1995. The total of SG&A expenses and production overhead costs capitalized to film costs increased from $9,930,000 for the year ended December 31, 1994 to $11,689,000 for the year ended December 31, 1995 primarily due to the overhead costs associated with operations of the visual effects facility.

     Interest expense decreased from $281,000 for the year ended December 31, 1994 to $241,000 for the year ended December 31, 1995. This decrease was due primarily to a greater percentage of total interest expense being capitalized to film costs due to the Company's having more films in production in 1995. Interest expense of $5,465,000 was capitalized into film costs in 1994 compared to $10,865,000 in 1995. Interest expense, including interest capitalized into film costs, increased from $5,746,000 for the year ended December 31, 1994 to $11,106,000 for the year ended December 31, 1995. This increase was due to the larger average outstanding balances of the Company's production loans in the year ended December 31, 1995 as compared to the year ended December 31, 1994. Six films were in various stages of production during 1995 as compared to only three films in 1994.

     Fee income decreased from $511,000 for the year ended December 31, 1994 to $298,000 for the year ended December 31, 1995. Fee income represented fees earned in connection with an arrangement to collect accounts receivable on behalf of, and to distribute motion pictures produced by, an unrelated third party. See Note 6 of Notes to the Company's Consolidated Financial Statements.

     Interest income increased from $264,000 for the year ended December 31, 1994 to $941,000 for the year ended December 31, 1995 due to higher cash balances during 1995 resulting from the Company's public offering of CommonStock which was completed in May 1995.

     As a result of the above, the Company had a net loss for the year ended December 31, 1995 of $16,062,000 as compared to net income of $2,895,000 for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a Credit, Security, Pledge and Guaranty Agreement dated as of August 16, 1994 with Chase and a syndicate of lenders (collectively, the "Lenders") which provides the Company with a revolving credit facility (the "Credit Facility") initially in the amount of $150,000,000, but which has been reduced to $50,000,000 at the request of the Company in order to conserve fees on the unused portion of the commitment in light of the Company's present intention not to commence production on any additional motion pictures. The interest rate payable to Lenders on borrowings under the Credit Facility is selected by the Company as either (i) 1.50% above the London Inter-Bank Offered Rate ("LIBOR") in effect from time-to-time for one, two, three or six months (if available as determined by Chase) as selected by the Company, or (ii) a rate equal to the greatest of the prime rate plus 0.5%, the base CD rate plus 1.5%, and the federal funds rate plus 1%, as such rates are in effect from time-to-time. The commitment fee on the average daily unused portion of the commitment is 3/8ths of one percent per annum. Under the Credit Facility, the Lenders have committed to make loans available until August 31, 1997, although the Company does not currently contemplate any additional borrowings under the Credit Facility.

     The Credit Facility (which is secured by substantially all of the assets of the Company, including $5,000,000 in proceeds from $10,000,000 in aggregate "key man" life insurance on Mr. Vajna) matures on February 28, 1999. As of March 31, 1997, approximately $15,707,000 in borrowings were outstanding under the Credit Facility, as of the same date, the interest rate on the amounts outstanding under the Credit Facility was 7.15% per annum. Substantially all of the amounts outstanding under the Credit Facility as of March 31, 1997 relate to borrowings incurred in the production of the soon to be completed AN ALAN SMITHEE FILM and in the production of BROADWAY BRAWLER (on which production ceased after commencement of principal photography).
The Company is currently in discussions with certain parties involved in the production of BROADWAY BRAWLER regarding settlement of various obligations in connection therewith including, among other things, debt incurred under the Credit Facility in connection with production of the film (approximately $8,300,000) and advances (approximately $3,000,000) received from BVPD as part of funding production (repayment of which is guaranteed in both cases by the completion guarantor for the film), as well as shutdown costs and other commitments made in connection with production of the film (approximately $4,700,000). The completion guarantor for BROADWAY BRAWLER guaranteed completion and delivery of a motion picture containing certain essential elements. As the motion picture could not be completed without such essential elements the completion guarantor is required to pay an amount equal to the amount loaned by the Lenders and advanced by BVPD to make the motion picture and such additional amounts as were required to complete delivery of the motion picture and which had been committed prior to the shut down. The Company anticipates that no significant amounts will be outstanding under its Credit Facility assuming payment of the debt relating to BROADWAY BRAWLER and the assumption by Disney, in accordance with the Library Sale Agreement, of the debt (up to a maximum of $10,000,000, which the Company anticipates will not be exceeded) relating to AN ALAN SMITHEE FILM. Management of the Company believes, although no assurances can be given, that a settlement of the obligations relating to BROADWAY BRAWLER will be reached. In the event a settlement is not reached, management of the Company believes a substantial portion of any obligations the Company might otherwise have with respect to BROADWAY BRAWLER will be borne by the completion guarantor. The failure of the parties involved in the production of BROADWAY BRAWLER to settle the various obligations in connection therewith and any failure of the completion guarantor to perform under the completion guaranty could have a material adverse effect on the Company's financial condition.

     The Company is not in compliance with three covenants under the Credit Facility (the minimum consolidated net worth covenant, the limitation on capital expenditures and the limitation on unallocated overhead costs) at December 31, 1996 and is therefore in default under the Credit Facility. The Company intends to seek waivers of such defaults from the lenders under the Credit Facility, however there can be no assurance that lenders under the Credit Facility willgrant such waivers. If the lenders were to accelerate the amounts outstanding under the Credit Facility as a result of such defaults, such acceleration would also constitute a default under the Company's term loan agreements with BVPD described below. The Company, however, believes that it currently has sufficient resources to satisfy the amounts outstanding under the Credit Facility in the event the lenders were to accelerate the amounts outstanding thereunder as a result of such defaults.

     Pursuant to the BVPD Agreement, the Company currently has outstanding term loan agreements with BVPD, the proceeds of which were used to finance a portion of the costs of COLOR OF NIGHT, THE SCARLET LETTER, NIXON, THE SHADOW CONSPIRACY and EVITA. Each loan bears interest at the prime rate in effect from time to time (8.5% at March 31, 1997) plus 1.5%, and must be repaid with accrued interest on or before the earlier of (i) four years after the loan proceeds are first made available to the Company or (ii) three years after the initial domestic theatrical release of such picture. Each of these loans is secured by rights to distribute the respective motion picture in the Americas and, except for the term loan with respect to COLOR OF NIGHT which is personally guaranteed by Mr. Vajna, certain other distribution rights related to the other motion pictures financed by BVPD. The COLOR OF NIGHT term loan with a balance of $6,265,000 at March 31, 1997 is scheduled to mature in May 1997, however Disney has agreed pursuant to the Library Sale Agreement that no repayment of such loan or any other term loan is required unless the Library Sale Agreement is terminated. None of the remaining currently outstanding term loans with BVPD mature in the ordinary course in the next twelve months. At March 31, 1997, the aggregate amount outstanding under all term loans from BVPD plus accrued interest was approximately $38,400,000.

     The Company also has an outstanding promissory note in favor of Valdina Corporation N.V. ("Valdina") which is currently due and payable and under which an aggregate of $3,393,000 in principal and accrued interest was outstanding at March 31, 1997. See "Item 13 -- Certain Relationships and Related Transactions."

     In September 1995, the Company sold its interest in JUDGE DREDD to the British corporation Lloyds Commercial Leasing Ltd. and concurrently leased the film back pursuant to a 12 year lease. A portion of the sale proceeds was placed on deposit with ABN AMRO Bank (the "ABN Bank") to be used as security for a guaranty of the lease payments issued by the ABN Bank. Under the original terms of such transaction, depending on the level of the UK corporate tax rate over various time periods, the Company could have been liable for additional lease payments or entitled to a return of a portion of the amount on account at the ABN Bank. In October 1996, the parties to such transaction agreed to amend the terms of such transaction to eliminate the adjustments for changes in the UK corporate tax rate. As a result, in October 1996, $1,388,000 (net of related fees) of the funds on account at the ABN Bank were returned to the Company.

     In November 1996, the Company also completed a sale-leaseback transaction with respect to its motion picture EVITA. The Company sold its interest in EVITA to Lloyds General Leasing Limited and concurrently leased the film back pursuant to a 15 year lease. The Company retained approximately

$5,769,000 of the sale proceeds (after payment of related expenses) and placed the remainder of the sale proceeds (an amount sufficient to satisfy the anticipated aggregate lease payments over the term of the lease assuming certain adjustments do not occur) on deposit with ABN Bank to be used as security for a guaranty of the lease payments issued by the ABN Bank. The amount retained by the Company reduced unamortized film costs. The sale-leaseback transactions with respect to JUDGE DREDD and EVITA may be unwound by Lloyds in certain circumstances relating to British tax treatment of the transactions, and the Company could be liable for certain unwind costs which could be substantial, although based upon Lloyd's discussions with British taxing authorities prior to the JUDGE DREDD transaction, the Company believes it is unlikely the transactions will be unwound. Pursuant to the Library Sale Agreement, Disney has agreed, upon consummation of the Film Library Sale to either acquire the Company's subsidiaries that are the lessees in such sale-leaseback transactions or assume all of such subsidiaries' rights and obligations under such leases, however, the Company would remain responsible for any of the foregoing unwind costs.

     The Company's cash flows provided by / (used in) operating, investing and financing activities in 1994, 1995 and 1996 were as follows:

                                          Year Ended December 31
                                          -----------------------
                                    1994             1995           1996
                                   ------           ------         ------

Operating.................     (106,973,000)     76,200,000      21,438,000
Investing.................       (1,402,000)     (2,434,000)       (587,000)
Financing.................      109,700,000     (46,599,000)    (23,319,000)

Cash flow from operating activities consists primarily of cash collections generated by the license or other exploitation of distribution and other film rights by the Company. Investing activities consist primarily of expenditures on property and equipment. Financing activities includes bank and other borrowings, including loans from BVPD, and other activities that give rise to additional cash to the Company (including offerings of securities).

     At December 31, 1996, the Company had cash on hand of approximately $27,364,000 (exclusive of restricted cash of $5,654,000).

CAPITAL COMMITMENTS

     Management estimates that the direct negative cost of the one motion picture currently in production and scheduled for release in 1997 (AN ALAN SMITHEE FILM, which is now in post-production) will be approximately $9,500,000 (of which, through March 31, 1997, $7,845,000 in direct negative costs had been incurred). The Company estimates, based on information currently available to management, that it will receive in excess of $9,500,000 in advances and Minimum Guarantees with respect to such 1997 release and, therefore, the Company currently anticipates that it will not have made an aggregate direct investment in such picture, through the date of its release, excluding capitalized interest and overhead. There can be no assurance that the motion picture will be completed or that completion will occur in accordance with the anticipated schedule or budget, as the production, completion and distribution of motion pictures is subject to numerous uncertainties, including financing requirements, personnel availability and the release schedule of competitive films. Adjustments to the advances and Minimum Guarantees may occur on the above motion picture with respect to currently licensed territories, although it is not possible to estimate at the present time whether the amount of such will be significant and whether as a result of any such adjustments the Company will have made an aggregate direct investment (excluding capitalized interest and overhead) in such film. In the event the Film Library Sale is consummated, Disney has agreed to assume the outstanding debt under the Company's Credit Facility relating to AN ALAN SMITHEE FILM (up to a maximum of $10,000,000, which the Company anticipates will not be exceeded), and the Company will transfer to Disney all Minimum Guarantees and any overages paid or to be paid with respect to the film. See
Note 10 of Notes to the Company's Consolidated Financial Statements for information regarding certain additional commitments and contingencies, including, among other things, commitments in connection with motion picture projects in development and commitments under existing employment agreements and the Company's Deferred Compensation Plan. See also "Item 11 -- Executive Compensation - Employment Agreements."

     In addition, as described under "Item 1 -- Business -- Distribution of Motion Pictures -- Other Production and Distribution Arrangements," the Company and HPC have an arrangement whereby the Company is financially obligated to pay to HPC the lesser of 50% of the cost of the picture or $22,500,000, in exchange for (i) a 50% equity participation in DEEP RISING and (ii) a sales fee for international distribution of such motion picture. In connection with the Library Sale Agreement, upon consummation of the Film Library Sale, the Company will no longer be obligated to pay the latter amount, will relinquish the equity participation and sales fee, and will no longer serve as sales agent with respect to such motion picture. In the event the Film Library Sale is not consummated, the Company currently anticipates that it will have obtained sufficient advances and Minimum Guarantees with respect to its interest in the film to satisfy the payment obligation.

     The Company has a "first-look" arrangement with Oliver Stone and certain of his affiliated entities (collectively, "Stone") pursuant to which Stone submits to the Company all theatrical motion picture projects owned or controlled by Stone for the Company's development and consideration of possible production and, as consideration for Stone's submitting such projects to the Company, the Company pays certain amounts annually to Stone for overhead and development. Disney has reimbursed the Company for all amounts payable to Stone through February 10, 1997, however, pursuant to the Library Sale Agreement, if the Film Library Sale is consummated, the Company will be responsible for all payments due to Stone from February 10, 1997 through expiration of the arrangement in February 1998. The Company currently estimates the payments due under the Stone Agreement during such period will be approximately $1,875,000.

     The Company has a Tax Reimbursement Agreement with Mr. Vajna for the purpose of reimbursing him for certain tax liabilities he may incur which relate to the termination of the Company's S Corporation election. See "Certain Tax Matters" below.

     The Company believes that its existing capital, funds from operations, and other available sources of capital (including cash on hand), will be sufficient to enable the Company to fund its overhead related expenditures and currently intended reduced level of activities for up to the next 12 months.

INFLATION

     Management believes that neither the Company's operating revenues nor costs have materially increased in the last fiscal year due to inflation or general price changes and, in particular, management believes that no material increases in revenue were attributable to increases in ticket prices for admission to motion picture theatres.

CERTAIN TAX MATTERS

     The Company and each of its domestic subsidiaries were S Corporations from their incorporation through the tax year ended December 31, 1993. Taxable income and the loss of the Company for 1993 and prior years was included in the computation of the taxable income or loss of Mr. Vajna, the Company's sole stockholder during those years. The corporate income tax returns of the Company for its 1990, 1991, 1992 and 1993 fiscal years are currently under audit by the Internal Revenue Service ("IRS") and California Franchise Tax Board, and returns for the 1995 and 1996 fiscal years remain open to audit. The Company anticipates no federal tax liability and only minimal, if any, California tax liability as a result of any income tax audits for pre-1994 years because of the S Corporation election in effect for such years. In the absence of the agreement described below, Mr. Vajna, the sole stockholder of the Company during such period, and not the Company would be responsible for any tax liability assessed as a result of such audits of pre-1994 years.

     The Company received approximately $20,000,000 of advances (the "Advances") during the fiscal year ended December 31, 1993. The Advances were received in connection with motion pictures that were released during the fiscal year ended December 31, 1994. Consistent with its financial accounting for the Advances and prior tax reporting practices, the Company did not include the Advances in its 1993 taxable income, and instead included such amounts -- and deducted the related costs -- in computing its taxable income for the year in which the underlying motion pictures were released, in this case 1994. It is possible, however, that the IRS will challenge the Company's tax treatment of the Advances, and if the IRS were successful in that challenge, the Company would be required to include the Advances in the computation of its 1993 taxable income without an offsetting deduction in 1993 for costs associated with those motion pictures. As a result of the S Corporation election then in effect, such an adjustment (an "Adjustment") to the Company's 1993 taxable income would cause acorresponding increase in the taxable income of Mr. Vajna and, therefore, a significant increase in Mr. Vajna's tax liability for 1993. However, if the Company has cumulative taxable income in 1994 through 1997 (exclusive of the Advances), it would obtain a benefit from the Adjustment in the form of a reduction in its 1994 taxable income and related tax liability as it would not be required to include the Advances in its 1994 taxable income.

     Therefore, should Mr. Vajna's tax liability for 1993 increase as a result of the Adjustment (i.e., acceleration of 1994 income into 1993) and only if the Company does have cumulative taxable income in 1994 through 1997 (exclusive of the Advances) and thereby obtains a corresponding decrease in its tax liability, the Company has agreed to reimburse Mr. Vajna for the increase in his 1993 income tax liability. For purposes of calculating cumulative taxable income for the period 1994 through 1997, the effect of any post-1997 net operating loss carrybacks will not be taken into account. From January 1, 1994 through December 31, 1996, the Company had a cumulative taxable loss (treating income relating to the Advances as taxable income in 1994) in excess of $20,000,000.

     In order to allow the reimbursement, if required, to be paid to Mr. Vajna under tax free provisions of the tax law, the Company paid $10,000,000 to Mr. Vajna on June 8, 1994. Mr. Vajna previously loaned the Company $10,000,000 to assist in funding the distribution.

     Pursuant to the Company's agreement with Mr. Vajna, should the Company not receive the tax benefit as described above, the Company may offset the $10,000,000 loan payable to Mr. Vajna against a receivable from Mr. Vajna created to reflect the possibility that the Company will not get such benefit. Pursuant to the legal right of offset, such loan payable and corresponding receivable are netted against one another for financial reporting purposes. See "Item 13 -- Certain Relationships and Related Transactions -- Tax Reimbursement Agreement with Mr. Vajna."

     At December 31, 1996, the Company had a federal net operating loss carryforward of approximately $59,406,000 which expires in 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Report of Independent Auditors, Consolidated Financial Statements and Notes to the Company's Consolidated Financial Statements appear in a separate section of this report (beginning on page F-1) following Part IV. See the Index to Financial Statements under "Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information with respect to the current directors and executive officers of the Company:

 NAME                 AGE  POSITION                                DATE JOINED
-----                 ---  --------                                  CINERGI
                                                                    ----------
 Andrew G. Vajna       52  Chairman of the Board of Directors,    November 1989
                           President and Chief Executive Officer
 Warren Braverman      58  Chief Operating Officer, Chief           March 1990
                           Financial Officer, Executive Vice
                           President and Director
 Fred R. Feitshans     60  President of Production                 October 1991
 Randolph M. Paul      45  Senior Vice President, Business          April 1993
                           Affairs and Director
 Dianne Caplan         43  Director                                 March 1990
 Lebovits
 R. Timothy            41  Director                                 March 1994
 O'Donnell
 Gregory R. Paul       39  Director                                 March 1994

     The directors of the Company are divided into three classes having terms expiring at the annual meetings of the Company's stockholders in 1997 (Messrs. Braverman and Vajna), 1998 (Ms. Lebovits and Mr. Gregory R. Paul), and 1999 (Messrs. Randolph M. Paul and R. Timothy O'Donnell) or such later dates as their successors are elected and have qualified. At each annual meeting of the stockholders, successors to the class of directors whose terms expire at such meeting will be elected to serve for three-year terms and until their successors are elected and have qualified. All officers serve at the discretion of the Board of Directors, subject to any applicable employment agreements. Mr. Vajna's employment agreement with the Company provides that he will serve as Chairman of the Board and a member of the supervisory or comparable committee (including the Executive Committee), in addition to serving as Chief Executive Officer. Mr. Braverman's employment agreement provides that, during the term of the agreement, he will be included in management's slate of directors nominated for approval by the Company's stockholders. His employment agreement also provides that he is entitled to be a member of the Executive Committee during the term thereof. See "Employment Agreements" below. Randolph M. Paul and Gregory R. Paul are not related.

CURRENT DIRECTORS AND EXECUTIVE OFFICERS

     ANDREW G. VAJNA founded the Company in November 1989 and has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since such date. He is the producer of MEDICINE MAN, THE SCARLET LETTER, NIXON, AN ALAN SMITHEE FILMY and EVITA, and he is executive producer of TOMBSTONE, RENAISSANCE MAN, COLOR OF NIGHT, JUDGE DREDD, THE SHADOW CONSPIRACY and DIE HARD WITH A VENGEANCE. Mr. Vajna co-founded the motion picture company Carolco Pictures Inc. ("Carolco") in 1986 (and Carolco's predecessor in 1975) and served as Co-Chairman of its Board of Directors until November 1989 when he sold virtually all of his interest at that time in Carolco. During such period, Mr. Vajna was co-executive producer of many well known films, including FIRST

BLOOD, RAMBO: FIRST BLOOD PART II and TOTAL RECALL. In 1982, Mr. Vajna was a founder and subsequently served as President of the American Film Marketing Association.

     WARREN BRAVERMAN joined the Company in March 1990 and has served as Chief Operating Officer, Chief Financial Officer, Executive Vice President and a Director of the Company since such date. From 1985 through February 1990, Mr. Braverman was the Chief Financial Officer and Executive Vice President of Carolco, and he served as a director of Carolco from 1986 through February 1990.

     FRED R. FEITSHANS joined the Company in October 1991 and has served asPresident of Production since such date. Mr. Feitshans also served as a Director of the Company from March 1994 through May 1996. From 1986 until joining the Company, Mr. Feitshans served as Executive Vice President and a director of Carolco. Mr. Feitshans has been a film producer for 19 years with credits including CONAN THE BARBARIAN, RED DAWN, 1941, FIRST BLOOD, RAMBO:
FIRST BLOOD PART II, EXTREME PREJUDICE, RAMBO III, TOTAL RECALL, TOMBSTONE, COLOR OF NIGHT, THE SHADOW CONSPIRACY and DIE HARD WITH A VENGEANCE.

     RANDOLPH M. PAUL has served as Senior Vice President, Business Affairs since January 1994 and a Director of the Company since March 1994. Mr. Paul began providing business affairs services to the Company in April 1993 (when he joined the Company). From 1991 through 1992, Mr. Paul was Senior Vice President of Business Affairs for Sovereign Pictures, Inc., a production company and distributor of motion pictures in international markets. From January 1, 1993 through March 31, 1993, Mr. Paul provided business affairs services to the Company as an independent contractor. From 1986 through 1990, he served as Senior Vice President of Business Affairs at Miramax Film Corp., a production and domestic distribution company.

     DIANNE CAPLAN LEBOVITS joined the Company in March 1990 and has served as a Director of the Company since such date. Ms. Lebovits also served as General Counsel, Executive Vice President and Corporate Secretary of the Company from March 1990 until her resignation from such positions in August 1996. From 1984 through 1988, Ms. Lebovits was a principal in, and from 1989 until joining the Company "of counsel" to, the law firm of Gipson Hoffman & Pancione, P.C. in Los Angeles, California.

     R. TIMOTHY O'DONNELL became a Director of the Company in March 1994. He is currently President of Jefferson Capital, a privately-held investment banking group which he co-founded in August 1989. Mr. O'Donnell serves on the board of directors of Shorewood Packaging Corporation (a specialty packaging company), and All American Communications Inc. (a diversified entertainment company).

     GREGORY R. PAUL became a Director of the Company in March 1994. Mr. Paul is a Managing Director of BT Securities Corporation, an affiliate of Bankers Trust Company. Mr. Paul joined Bankers Trust Company in 1981. Since 1985, Mr. Paul has specialized in the financing of media and entertainment companies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock ("10% Stockholders") to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and 10% Stockholders of the Company are required by Commission regulations to furnish the Company with copies of Section 16(a) forms they file. Based on a review of the copies of Section 16(a) forms furnished to the Company during and with respect to the fiscal year ended December 31, 1996, the following directors of the Company, Messrs. R. Timothy O'Donnell and Gregory R. Paul and Ms. Dianne Caplan Lebovits each filed late with the Commission their Form 5 (Annual Statement of Beneficial Ownership of Securities) with respect to the year ended December 31, 1996. In each such case, the Form 5 was required to be filed by such director solely to report an automatic grant to the director on December 1, 1996 of options to purchase 5,000 shares of Common Stock of the Company pursuant to the Company's 1994 Special Stock Option and Stock Appreciation Rights Plan. Except for the foregoing, to the Company's knowledge, based solely upon a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, the Forms 5 furnished to the Company with respect to its most recent fiscal year, and written representations of the Company's directors, executive officers and 10% Stockholders, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to the Company's executive officers, directors and 10% Stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following "Summary Compensation Table" sets forth individual compensation information with respect to the Company's Chief Executive Officer, Andrew G. Vajna, and four other executive officers of the Company during the fiscal year ended December 31, 1996 whose total salary and bonus compensation during fiscal 1996 was in excess of $100,000, including three individuals who were serving as executive officers at the end of fiscal 1996 (Messrs. Braverman, Feitshans and Randolph M. Paul) and Ms. Lebovits, who resigned as an executive officer and employee of the Company in August 1996. Such five executives are referred to herein as the "Named Executives." The Summary Compensation Table includes compensation information with respect to the Named Executives for services rendered as executive officers to the Company and its subsidiaries during the fiscal years ended December 31, 1994, 1995 and 1996.

     Following the Summary Compensation Table are certain additional charts and tables detailing other aspects of the compensation of the Named Executives including (i) an Option/SAR Grants Table that includes information regarding individual grants of options made to the Named Executives during fiscal 1996 along with the grant date present value of such options, (ii) a table that indicates whether any of the Named Executives exercised options in fiscal 1996 and includes the number and value of unexercised options held by the Named Executives at December 31, 1996, and (iii) a Long-Term Incentive Plans ("LTIP") Table that includes information on LTIPs awarded during fiscal 1996 to the Named Executives.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION
                                   ------------------------------------------
                                                                 OTHER ANNUAL
NAME AND                                                         COMPENSATION
PRINCIPAL POSITION        YEAR     SALARY ($)      BONUS ($)         ($)
------------------        ----     ----------     -----------     -----------
ANDREW G. VAJNA           1996     $1,000,000     $250,000(1)     $224,421(2)
CHAIRMAN OF THE BOARD,    1995      1,000,000      250,000(1)       86,000(3)
 PRESIDENT AND CHIEF      1994      1,000,000      250,000(1)       67,963(3)
 EXECUTIVE OFFICER

WARREN BRAVERMAN          1996       $531,000     $150,000           (12)
CHIEF OPERATING           1995        508,000      150,000         130,000(8)
 OFFICER, CHIEF           1994        465,000       96,000(10)     300,000(8)
 FINANCIAL OFFICER AND
 EXECUTIVE VICE
 PRESIDENT

DIANNE CAPLAN LEBOVITS    1996       $250,000     $ 50,000           (12)
EXECUTIVE VICE            1995        387,000      100,000         130,000(8)
 PRESIDENT, GENERAL       1994        350,000      100,000(13)     300,000(8)
 COUNSEL AND CORPORATE
 SECRETARY (THROUGH
 AUGUST 1996)

FRED R. FEITSHANS         1996       $500,000        -0-             (12)
PRESIDENT OF PRODUCTION   1995        500,000        -0-             (12)
                          1994        500,000        -0-             (12)

RANDOLPH M. PAUL          1996       $215,089     $ 12,000           (12)
SENIOR VICE PRESIDENT,    1995        177,000       10,000           (12)
 BUSINESS AFFAIRS         1994        168,759       12,500           (12)


                                   LONG TERM COMPENSATION
                         ------------------------------------------
                                  AWARDS                 PAYOUTS
                         -------------------------     ------------
                                      SECURITIES
                         RESTRICTED   UNDERLYING                   ALL OTHER
NAME AND                   STOCK       OPTIONS/       LTIP        COMPENSATION
PRINCIPAL POSITION        AWARDS($)     SARS(#)     PAYOUTS($)        ($)
------------------       ----------   -----------   ------------  ------------
ANDREW G. VAJNA              -0-          -0-        $293,147(4)   $33,350(5)
CHAIRMAN OF THE BOARD,       -0-          -0-          32,278(4)    33,350(5)
 PRESIDENT AND CHIEF         -0-          -0-           -0-         16,700(5)
 EXECUTIVE OFFICER

WARREN BRAVERMAN             -0-          -0-           -0-        $ 5,760(9)
CHIEF OPERATING              -0-          -0-           -0-          4,260(9)
 OFFICER, CHIEF          $450,000(11)     -0-           -0-          4,260(9)
 FINANCIAL OFFICER
 AND EXECUTIVE VICE
 PRESIDENT

DIANNE CAPLAN LEBOVITS      -0-          5,000          -0-        $ 2,656(9)
EXECUTIVE VICE              -0-           -0-           -0-          4,260(9)
 PRESIDENT, GENERAL      $450,000(11)     -0-           -0-          4,260(9)
 COUNSEL AND CORPORATE
 SECRETARY (THROUGH
 AUGUST 1996)

FRED R. FEITSHANS            -0-        10,000          -0-           -0-
PRESIDENT OF PRODUCTION      -0-        50,000          -0-           -0-
                             -0-        10,000(14)      -0-           -0-

RANDOLPH M. PAUL             -0-         5,000          -0-           -0-
SENIOR VICE PRESIDENT,       -0-        10,000          -0-           -0-
 BUSINESS AFFAIRS            -0-         4,000(15)      -0-           -0-

---------------------

     (FOOTNOTES TO THE TABLE ARE SET FORTH ON THE FOLLOWING PAGE)

                   FOOTNOTES TO THE SUMMARY COMPENSATION TABLE

(1) Represents commencement fees paid pursuant to Mr. Vajna's employment agreement (described under "Employment Agreements" below) in the amount of $125,000 for each of THE SHADOW CONSPIRACY and EVITA in 1996, for each of THE SCARLET LETTER and NIXON in 1995 and for each of DIE HARD WITH A VENGEANCE and JUDGE DREDD in 1994. Although principal photography commenced on a third motion picture during 1995 (THE SHADOW CONSPIRACY), Mr. Vajna's employment agreement limits his commencement fees to $250,000 per year.
     The employment agreement permits the carryover of such fees to future years during the term of the agreement, subject to the $250,000 yearly maximum. Mr. Vajna has agreed to forego his commencement fee for AMANDA. Mr. Vajna received a commencement fee for AN ALAN SMITHEE FILM in 1997.

(2) Includes the cost of past financial planning, legal and related services provided by the Company to Mr. Vajna in the amount of $162,000 and for which the Company's Audit Committee to determine reimbursement by Mr. Vajna will not be required.

(3) Includes legal fees in the amount of $50,000 incurred by Mr. Vajna and paid by the Company pursuant to Mr. Vajna's employment agreement. Also includes in 1995, Company paid health insurance and medical reimbursements for Mr. Vajna and his family in the amount of $23,000.

(4) Represents Producer's performance fees paid in connection with TOMBSTONE. See the "Long-Term Incentive Plans -- Awards in Last Fiscal Year" table below.

(5) Represents Company paid term life insurance for which designees of Mr. Vajna are the beneficiaries.

(8) Represents the amount paid by the Company on behalf of the Named Executive to assist the Named Executive in discharging federal and state income taxes in connection with the stock purchase disclosed in the "Restricted Stock Awards" column and described in footnote 11 below. Perquisites with respect to such Named Executive did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(9) Represents imputed interest for the fiscal year (at the applicable federal rate) on an outstanding $50,000 non-interest bearing loan to the Named Executive and on an $18,000 non-interest bearing advance.

(10) Represents a bonus equal to 3% of the Company's earnings before interest and taxes (but exclusive of investment income) earned pursuant to Mr. Braverman's employment agreement.

(11) Represents the difference between the price paid by the Named Executive for 372,341 shares of restricted Common Stock purchased from the Company in 1994 and the value of such Common Stock on the date of purchase, which was prior to the establishment of a public trading market for the Company's Common Stock. All of Mr. Braverman's shares are vested. Ms. Lebovits' shares have been repurchased by the Company. See "Item 13 -- Certain Relationships and Related Transactions."

(12) Perquisites with respect to such Named Executive did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

                                     (FOOTNOTES CONTINUE ON THE FOLLOWING PAGE)

(13) Paid pursuant to Ms. Lebovits' employment contract which expired on March 12, 1995.

(14) Represents an option for 5,000 shares of Common Stock granted in 1994 and an option for an identical number of underlying shares granted upon cancellation of such prior grant as part of a stock option cancellation and reissuance program.

(15) Represents an option for 2,000 shares of Common Stock granted in 1994 and an option for an identical number of underlying shares granted upon cancellation of such prior grant as part of a stock option cancellation and reissuance program.

                            (COMPENSATION TABLES CONTINUE ON THE FOLLOWING PAGE)

                        OPTION/SAR GRANTS IN FISCAL 1996

                                                                          GRANT DATE
                                        INDIVIDUAL GRANTS                     VALUE
                        --------------------------------------------------  ----------
                                       % OF TOTAL
                         NUMBER OF     OPTIONS/SARS
                         SECURITIES     GRANTED TO    EXERCISE              GRANT DATE
                         UNDERLYING     EMPLOYEES     OR BASE                 PRESENT
                        OPTIONS/SARS    IN FISCAL      PRICE    EXPIRATION    VALUE(2)
       NAME             GRANTED(#)(1)      YEAR        ($/SH)      DATE         ($)
-------------------     -------------  ------------   --------  ----------  ----------
Andrew G. Vajna               0             --           --          --        --

Warren Braverman              0             --           --          --        --

Dianne Caplan Lebovits     5,000(3)         (4)       $2.00(6)     12/1/06    $ 8,800

Fred R. Feitshans         10,000(5)         20%       $2.00(6)     9/18/06    $17,600

Randolph M. Paul           5,000(5)         10%       $2.00(6)     9/18/06    $ 8,800

-------------------
(1) Although the Company's stock option plans provide for the granting of stock appreciation rights, no grant of such rights has been made by the Company.

(2) These values were established using the modified Black-Scholes stock option valuation model which modifies the Black-Scholes model to include the impact of the right to exercise options prior to their maturity. The actual value, if any, an executive may realize upon exercise of such options will depend upon the excess of the stock price over the exercise price on the date the option is exercised. Therefore, there can be no assurance that the value realized by an executive will be at or near the value estimated by this Black-Scholes model. The estimated values under the model are based on arbitrary assumptions as to variables and as to interest rates, stock price volatility and future dividend yield. The above model assumes a period of three years after grant until exercise, a volatility of the stock price equal to that experienced in 1996 (standard deviation 0.9425), an interest rate of 6.48% (rate as of the grant date of U.S. Treasury Notes with a term of three years) and a dividend yield of 0%.

(3) Options for these shares vested immediately on the date of grant (December 2, 1996).

(4) These options were granted after Ms. Lebovits resigned as Executive Vice President, General Counsel and Corporate Secretary of the Company and represent an automatic grant of options pursuant to the Company's 1994 Special Stock Option and Stock Appreciation Rights Plan to Ms. Lebovits as a non-employee member of the Company's Board of Directors. See "Board Fees" below.

(5) Options for one-third of these shares vest one year after the date of grant (September 18, 1996), options for another one-third vest two years after the date of grant and options for the final one-third vest three years after the date of grant.

(6) Market price of the Company's Common Stock on the date of grant (September 18, 1996 in the case of Messrs. Feitshans and Paul and December 2, 1996 in the case of Ms. Lebovits).

                              AGGREGATED OPTION/SAR EXERCISES IN LAST
                         FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES(1)

                                                             NUMBER OF        VALUE OF
                                                             SECURITIES     UNEXERCISED
                                                             UNDERLYING     IN-THE-MONEY
                                                            UNEXERCISED     OPTIONS/SARS
                                                          OPTIONS/SARS AT        AT
                                                            DECEMBER 31,    DECEMBER 31,
                                                               1996             1996
                              SHARES
                            ACQUIRED ON                     EXERCISABLE/    EXERCISABLE/
                              EXERCISE    VALUE REALIZED   UNEXERCISABLE   UNEXERCISABLE
       NAME                     (#)             ($)             (#)             ($)
----------------            -----------   --------------   -------------   -------------
Andrew G. Vajna                  0              $ 0            0 (2)            $ 0

Warren Braverman                 0                0            0 (2)              0

Dianne Caplan Lebovits           0                0           5,000/0           0/0

Fred R. Feitshans                0                0        29,999/65,000        0/0

Randolph M. Paul                 0                0         7,001/17,000        0/0

--------------------------
     (1) Although the Company's stock option plans provide for the granting of stock appreciation rights, no grant of such rights has been made by the Company.

     (2) The Named Executive did not hold any options at December 31, 1996.


             LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                                  ESTIMATED FUTURE PAYOUTS
                                                             UNDER NON-STOCK PRICE-BASED PLANS
                                                             ---------------------------------
                                          PERFORMANCE OR
                       NUMBER OF           OTHER PERIOD
                     SHARES, UNITS             UNTIL
                    OR OTHER RIGHTS        MATURATION OR       THRESHOLD    TARGET    MAXIMUM
        NAME              (#)                 PAYOUT           ($ OR #)    ($ OR #)   ($ OR #)
----------------    ---------------        -------------       ---------    -------   --------

 Andrew G. Vajna          (1)                   (1)               (3)         (2)        (3)

 Warren Braverman          0                    --                --          --         --

 Dianne Caplan             0                    --                --          --         --
   Lebovits

 Fred R. Feitshans         0                    --                --          --         --

 Randolph M. Paul          0                    --                --          --         --

--------------------------
(1) Pursuant to his employment agreement, Mr. Vajna is entitled to receive producer's performance fees with respect to each of the Company's motion pictures for which principal photography has

                                     (FOOTNOTES CONTINUE ON THE FOLLOWING PAGE)
                                       31
    commenced after January 1, 1993 but before December 31, 1998, in an amount equal to three percent of "Gross Receipts" commencing at "Actual Break-Even" (as defined in Mr. Vajna's employment agreement and described below under "Employment Agreements") and payable solely out of the Company's receipts from the exploitation of such motion picture in excess of Actual Break-Even.

(2) As of December 31, 1996, Mr. Vajna had earned producer's performance fees only on TOMBSTONE ($32,278 and $293,147 in such fees were paid in 1995 and 1996, respectively). See "Summary Compensation Table" above.

(3)  Not Applicable.

BOARD FEES

     Pursuant to one of the Company's stock option plans, each member of the Compensation Committee of the Board of Directors and each other member of the Board of Directors who is not employed by the Company receives an automatic annual grant on December 1 of each year of non-qualified stock options to purchase 5,000 shares of Common Stock at the fair market value of the Common Stock on the date of grant. In addition, each member of the Board of Directors who is not employed by the Company and who serves on a committee of the Board (other than the Executive Committee) receives $20,000 per year for committee service, and the Company reimburses all directors for travel expenses incurred in connection with their activities on behalf of the Company. Directors of the Company are not otherwise compensated for serving on the Board of Directors.

     In addition to the foregoing, please see "Item 13 -- Certain
Relationships and Related Transactions" for a description of certain transactions involving certain directors and their affiliates and the Company and its affiliates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee was established in March 1994 and currently consists of Gregory R. Paul and R. Timothy O'Donnell. Harry M. Brittenham, formerly a Director of the Company, was appointed to the Compensation Committee in May 1996 but attended no meetings of such committee and took no action as a member of such committee prior to his resignation from such committee as of September 1, 1996.

     Mr. O'Donnell is the President of Jefferson Capital, a privately-held investment banking group, which was retained by the Company in 1996 to assist the Company in its strategic review. As agreed in connection therewith, in 1996, Jefferson Capital received a retainer of $75,000 and was reimbursed expenses amounting to approximately $13,000. In the event the Film Library Sale is successfully consummated, Jefferson Capital will be entitled to receive an additional fee of approximately $472,000. In the event additional dispositions of assets or other similar transactions are consummated, Jefferson Capital will also be entitled to additional fees based upon the size of such transactions.

INDEMNIFICATION

     Pursuant to Article Tenth of the Company's Restated Certificate of Incorporation, Article V of the Company's Bylaws, indemnity agreements entered into between the Company and certain of its officers and directors, and the provisions of Section 145 of the Delaware General Corporation Law, the Company is advancing the expenses of certain of its employees, officers and directors other than Mr. Vajna ("Indemnitees") which they may incur in connection with the Investigation. The Indemnitees have undertaken to reimburse the Company for their expenses if it is ultimately determined that they are not entitled to be indemnified. In addition, Mr. Vajna has undertaken to reimburse the Company under certain circumstances with respect to the expenses of the Indemnitees. Given the current uncertainty regarding the scope and duration of the Investigation and the amount of expenses which may be incurred by the Indemnitees in connection with the Investigation, there is no basis upon which to estimate the financial impact which the foregoing may have on the Company. The Company also advanced the expenses of certain of its employees, officers and directors in connection with the purported class action lawsuits which were dismissed in January 1997. See "Item 3 -- Legal Proceedings" and "Item 13 -- Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENTS

     ANDREW G. VAJNA. Andrew G. Vajna has an employment agreement with the Company, dated as of January 1, 1994, which was amended as of December 16, 1994 (all references to his employment agreement herein are to the employment agreement, as amended). The employment agreement provides for his services as Chairman of the Board of Directors, Chief Executive Officer, and a member of the Executive (or comparable) Committee, for a term which commenced as of January 1, 1994 and ends December 31, 1998 (the "Term"). Although Mr. Vajna's production services are exclusive to the Company during the Term, the agreement permits Mr. Vajna to continue to be actively involved in the management of certain corporations in which he has a direct or indirect ownership interest and which include Intercom KFT, a distributor of motion pictures in Hungary to which the Company licenses Hungarian distribution rights in various media for its motion pictures and Blackburn International Casino KFT, the operator of a casino in Hungary. See "Item 13 -- Certain Relationships and Related Transactions." As compensation for his services, Mr. Vajna receives fixed compensation of $1,000,000 per year. Mr. Vajna is also entitled to receive a commencement fee of $125,000 for each motion picture produced by the Company for which principal photography commences after January 1, 1994, up to a maximum of $250,000 per year (but with carryovers of such fees allowed subject to the yearly maximum). Mr. Vajna is also entitled to receive producer's performance fees with respect to each of the Company's motion pictures for which principal photography has commenced after January 1, 1993 but before the end of the Term in an amount equal to three percent of Gross Receipts commencing at Actual Break-Even and payable solely out of the Company's receipts from the exploitation of such motion picture in excess of Actual Break-Even. "Gross Receipts" are all amounts received by or credited to the account of the Company or an affiliate in connection with the worldwide exploitation of a motion picture. "Actual Break-Even" for each picture is the sum of (i) the Company's and its affiliates' actual production costs and interest thereon, (ii) certain related financing fees and costs, (iii) overhead and (iv) certain distribution costs and participations. Mr. Vajna's agreement also provides for such additional incentive compensation as may be approved by the Company's Board of Directors, demand registration rights for Common Stock held by Mr. Vajna or his affiliates, and certain fringe benefits, including reimbursement of Mr. Vajna's personal, legal and accounting expenses in an amount not to exceed $50,000 per year.

     If the agreement is terminated by Mr. Vajna due to a material breach by the Company or by the Company other than for "Cause," "Death," or "Disability" (as such terms are defined in the agreement), Mr. Vajna will receive a payment equal to 200% of the aggregate of all fixed annual compensation discounted to its then present value at a discount rate of five percent per annum with respect to each future payment, plus any commencement fees, producer's performance fees and additional incentive compensation due and payable to Mr. Vajna as of the date of termination. Mr. Vajna will also receive any commencement fees and producer's performance fees to which he may thereafter become entitled relating to motion pictures for which principal photography commenced prior to termination. Mr. Vajna will also be entitled, under limited circumstances, to acquire from the Company all rights to certain projects in development at the time of such termination upon reimbursement of all costs incurred by the Company in connection with the projects, plus interest, and payment to the Company of a percentage of the revenues thereafter generated by each such project.

     Mr. Vajna's employment agreement, which provides that Mr. Vajna's production services will be exclusive to the Company, permits Mr. Vajna to continue to be involved in the management of certain corporations in which he has direct and indirect ownership interests. The Company does not anticipate that Mr. Vajna's other activities will occupy a material portion of Mr. Vajna's time and the BVPD Agreement provides that such activities may not materially interfere with Mr. Vajna's activities on behalf of the Company.

     WARREN BRAVERMAN. Warren Braverman has an employment agreement, dated as of January 1, 1994, which was amended as of December 16, 1994 and as of January 1, 1997 (all references to his employment agreement herein are to the employment agreement, as amended). The employment agreement provides for his services as Chief Operating Officer of the Company from January 1, 1994 through December 31, 1999. Under the agreement, Mr. Braverman receives an annual base salary of $556,000 for 1997, $584,000 for 1998 and $613,000 for
1999 ("Fixed Annual Compensation"). Pursuant to the last amendment, Mr. Braverman also received a signing bonus of $600,000 of which $300,000 was used to fully repay two loans previously made by the Company to Mr. Braverman (a $250,000 loan bearing interest at 7% per annum, which matured December 31, 1996 and a $50,000 interest free loan maturing September 30, 1997). Mr. Braverman is also entitled to annual incentive compensation in an amount equal to 3% of the Company's earnings before interest and taxes (but exclusive of investment income) ("EBIT") until Mr. Braverman has received $1,000,000 of such incentive compensation, 2% of EBIT for the next $1,000,000 of such incentive compensation, and 1% of EBIT thereafter ("Incentive Compensation").

     If Mr. Braverman's employment is terminated by the Company for any reason other than material breach, death or disability or by Mr. Braverman due to a material breach by the Company, Mr. Braverman is entitled to receive all (i) Fixed Annual Compensation, (ii) Incentive Compensation and (iii) health insurance benefits due under the agreement through the term. If Mr. Vajna's employment agreement is terminated due to a material breach of such agreement by the Company, Mr. Braverman will be entitled to terminate his employment agreement (subject to a twelve month transition period during which he shall continue to serve thereunder) and to receive all compensation described in the preceding sentence. Mr. Braverman is not required to mitigate his damages in the event he is entitled under the employment agreement to terminate his employment.

CERTAIN INFORMATION CONCERNING STOCK OPTION AND OTHER PLANS

     STOCK OPTION PLANS. The Company has two stock-based incentive compensation plans for the Company's employees and certain other persons providing services to the Company: the Cinergi Pictures Entertainment Inc. 1994 Basic Stock Option and Stock Appreciation Rights Plan (the "Basic Plan") and the Cinergi Pictures Entertainment Inc. 1994 Special Stock Option and Stock Appreciation Rights Plan (the "Special Plan") (collectively, the "Plans"). All of the Company's regular full-time employees, and all other persons (including directors and consultants) providing services to the Company on a regular or substantial basis, are eligible to participate in the Basic Plan. The Special Plan is designed to provide alternative procedures in meeting special requirements imposed by federal income tax law relating to compensation expense deductions for making grants to certain key or highly compensated employees. Accordingly, only officers, directors who are also employed by the Company and non-clerical salaried employees of the Company are eligible to participate in the Special Plan. As of March 31, 1997, options to purchase an aggregate of 255,000 shares of Common Stock were outstanding under the Plans with exercise prices ranging from $2 to $8 per share.

     DEFERRED COMPENSATION PLAN. Under the Company's Deferred Compensation Plan, the executive officers of the Company may elect by written notice to the Company on or before the close of the fiscal year to credit to an account such portion of the employee's base annual compensation and/or incentive compensation for the succeeding year as may be selected by the employee. Amounts credited tothis account shall be kept in cash or invested in mutual funds, stocks, bonds, securities or such other assets as may be selected by the Board of Directors of the Company or an investment advisor selected by the Company. The return (if any) or loss from these investments will be credited or debited (as the case may be) to such account. To date, Mr. Braverman is the only executive officer of the Company who has elected to participate in the Deferred Compensation Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1997 by
(i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each of the Named Executives listed in the Summary Compensation Table under "Item 11 -- Executive Compensation" above, and (iv) all executive officers and directors as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.


                                                                   PERCENT OF
                                        NUMBER OF SHARES          COMMON STOCK
                                        OF COMMON STOCK           BENEFICIALLY
                                       BENEFICIALLY OWNED             OWNED
NAME                                         (1)(2)                   (1)(2)
----                                   ------------------         --------------

Andrew G. Vajna   . . . . . . . .         5,863,872 (3)(4)             43.6%
Valdina Corporation N.V.(5)   . .           957,446                     7.1%
Warren Braverman  . . . . . . . .           373,591 (6)                 2.8%
Dianne Caplan Lebovits  . . . . .             7,500 (7)                   *
Fred R. Feitshans   . . . . . . .            29,999 (8)                   *
Randolph M. Paul  . . . . . . . .             7,001 (8)                   *
R. Timothy O'Donnell  . . . . . .            76,250 (9)                   *
Gregory R. Paul   . . . . . . . .            15,000 (8)                   *
The Walt Disney Company . . . . .           705,556 (10)                5.2%
All executive officers &
  directors as a group (seven persons)    6,000,872 (11)               44.2%

------------------
*    Less than 1%

(1) The number of shares and percentages in this table and accompanying footnotes are based on 13,446,874 shares of Common Stock outstanding as of March 31, 1997.

(2) The shares of Common Stock underlying immediately exercisable options, warrants or rights, or immediately convertible securities, or shares of Common Stock underlying options, warrants, rights or convertible securities that become exercisable or convertible within 60 days of March 31, 1997, are deemed to be outstanding for the purpose of calculating the number and percentage beneficially owned by the holder of such options, warrants, rights or convertible securities, but are not deemed to be outstanding for the purpose of computing the percentage beneficially owned by any other person.

                                      (FOOTNOTES CONTINUE ON THE FOLLOWING PAGE)

(3) Includes the right to vote 372,341 shares of Common Stock pursuant to an irrevocable proxy granted to Mr. Vajna by Mr. Braverman (which continues during Mr. Braverman's ownership of the shares for the maximum period permitted by applicable law). See footnote 6 below. Does not include any shares of Common Stock held by Valdina which is indirectly owned 49.9% by Mr. Vajna and 50.1% by The Mong Family Trust. See footnote 5 below. Mr. Vajna has disclaimed beneficial ownership of any such shares as he does not have voting, investment or dispositive power with respect to such shares. In the event Mr. Vajna were deemed to beneficially own the shares of Common Stock held by Valdina, he could be deemed to beneficially own 6,821,318 (50.7%) of the shares outstanding as of March 31, 1997.

(4) The business address of Mr. Vajna is in care of the Company, 2308 Broadway, Santa Monica, California 90404.

(5) Valdina Corporation N.V. is indirectly beneficially owned 49.9% by Mr. Vajna and 50.1% by The Mong Family Trust, which benefits certain descendants of Mong Hing Yan, including the son of Mr. Vajna, and the trustee of which is BT Trustees (Jersey) Ltd. The address of Valdina is Castorweg 22-24, Suite 10, P.O. Box 155, Curacao, Netherlands Antilles, and the address of The Mong Family Trust is P.O. Box 634, Kensington Place, 46-50 Kensington Place, St. Helier, Jersey, JE4 8YZ, Channel Islands.

(6) Of the shares indicated, 372,341 shares are subject in the event of transfer to a right of first refusal in favor of Mr. Vajna at the then current market price. In addition, Mr. Braverman has granted the right to vote such 372,341 shares to Mr. Vajna pursuant to an irrevocable proxy (which continues during Mr. Braverman's ownership of the shares for the maximum period permitted by applicable law).

(7) Includes 5,000 shares of Common Stock subject to immediately exercisable options granted under the Special Plan.

(8) Represents shares of Common Stock subject to immediately exercisable options granted under the Special Plan.

(9) Includes 50,000 shares of Common Stock issuable pursuant to a warrant held by Jefferson Capital Group, Ltd. ("Jefferson Capital"), of which
     Mr. O'Donnell serves as President. Also includes 15,000 shares of Common Stock subject to immediately exercisable options granted under the Special Plan.

(10) Includes 150,000 shares of Common Stock issuable pursuant to a warrant beneficially owned by The Walt Disney Company. See "Item 13 -- Certain Relationships and Related Transactions -- Certain Transactions with BVPD and Disney." The address of The Walt Disney Company is 500 South Buena Vista Street, Burbank, California 91521.

(11) Includes 50,000 shares of Common Stock issuable pursuant to a warrant held by Jefferson Capital (see footnote 9 above) and an aggregate of 72,000 shares of Common Stock underlying options granted to Mr. Feitshans, Mr. Randolph M. Paul, Ms. Lebovits, Mr. Gregory R. Paul and Mr. O'Donnell (see footnotes 7, 8 and 9 above).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS WITH MANAGEMENT (OTHER THAN MR. VAJNA)

     On December 30, 1996 and January 2, 1997, respectively, the Company repurchased 372,341 shares of the Company's Common Stock held by Dianne Caplan Lebovits, a Director and former executive officer of the Company, and 372,341 shares of the Company's Common Stock held by the law firm of Ziffren, Brittenham, Branca & Fischer ("ZBBF"), which provides legal services to the Company. Harry M. Brittenham, a partner in ZBBF, was a member of the Company's Board of Directors from July 1994 until March 13, 1997. Ms. Lebovits, ZBBF and Warren Braverman, a Director and executive officer of the Company, had each originally acquired 372,341 shares of the Company's Common Stock pursuant to separate Stock Purchase Agreements dated as of January 1, 1994 (each an "Original Purchase Agreement") and in exchange for payment of the aggregate par value of such shares in cash and a full recourse secured promissory note in the principal amount of $450,000, bearing interest at the rate of 6% per annum, and secured by a pledge of the 372,341 shares of Common Stock purchased (each a "Purchase Note"). The principal of each note was payable to the Company on December 31, 1998 or, in the event of the earlier termination of the purchaser's relationship with the Company (continued employment by the Company with respect to Mr. Braverman and Ms. Lebovits and continued engagement by the Company with respect to ZBBF), upon the date any shares vest and can be sold without restrictions under the Securities Act of 1933 or pursuant to Rule 144 thereunder. Ms. Lebovits subsequently split her Purchase Note into two separate notes (the "Purchase Notes"), one secured by new collateral consisting of marketable securities and one secured by shares of Common Stock of the Company.

     Pursuant to the terms of the repurchase, in consideration for the sale by ZBBF of its 372,341 shares to the Company, the Company canceled the Purchase Note of ZBBF under which $450,000 was then outstanding. Pursuant to the terms of Ms. Lebovits' Original Purchase Agreement, 51,714 shares of the Common Stock held by Ms. Lebovits which were not vested at the time of her resignation as Executive Vice President, General Counsel and Corporate Secretary of the Company in August 1996, were repurchased at the original purchase price (approximately $1.21 per share) by reducing the aggregate balance due under her Purchase Notes by approximately $62,500. In consideration for the sale by Ms. Lebovits to the Company of the other 320,627 shares repurchased, the Company canceled the remaining balances of her Purchase Notes under which approximately $468,000 was then outstanding (after the $62,500 reduction).

     The largest amount of all indebtedness owed to the Company by ZBBF at any time during 1996 was $484,000 (which consisted solely of amounts owing under its Purchase Note). The largest amount of all indebtedness owed to the Company by Ms. Lebovits at any time during 1996 was $571,000 (which consisted of amounts owing under her Purchase Notes, as well as a $50,000 non-interest bearing loan extended to Ms. Lebovits in March 1990 and canceled by the Company in connection with her resignation as an executive officer and employee). The largest amount of all indebtedness owed to the Company by Mr. Braverman at any time during 1996 was $848,000, which consisted of a non-interest bearing advance of $18,000, amounts owing under his Purchase Note, as well as amounts owing under a $250,000 interest bearing (7%) loan and a $50,000 non-interest bearing loan entered into pursuant to the terms of his employment agreement, which latter two loans were repaid by Mr. Braverman in January 1997 upon receipt of the signing bonus in connection with the latest amendment to his employment agreement. See "Item 11 -- Executive Compensation - Employment Agreements." As of March 31, 1997, the total amount outstanding under Mr. Braverman's Purchase Note was $538,000.

     In connection with the Investigation described herein under "Item 3 --Legal Proceedings," the Company has determined to advance the expenses of certain of the Company's employees, officers and directors other than Mr. Vajna ("Indemnitees") which the Indemnitees may incur in connection with the Investigation. See "Item 11 -- Executive Compensation -- Indemnification."
As of March 31, 1997, the Company had advanced an aggregate of $157,000 on behalf of the Indemnitees. The Company also advanced the expenses of the current and former officers and directors named as defendants in two purported class action lawsuits filed in May 1996 and dismissed in January 1997 (the "Litigation Indemnitees") which they incurred in the defense of the litigation. See "Item 3 -- Legal Proceedings." The Litigation Indemnitees were jointly represented with the Company. As of March 31, 1997, total fees incurred on behalf of the Company and the Litigation Indemnitees in connection with this litigation were approximately $330,000. As the lawsuits were dismissed, no reimbursement of such advances is due to the Company from the Litigation Indemnitees.

CERTAIN TRANSACTIONS WITH BVPD AND DISNEY

     The BVPD Agreement (which, in accordance with the Library Sale Agreement, will be terminated upon consummation of the Film Library Sale) provides for BVPD to distribute 25 of the Company's qualified films in all media, including theatrical, in the Americas. As of March 31, 1997, nine of the Company's motion pictures had been distributed pursuant thereto. See "Item 1 -- Business --Recent Developments" "-- Motion Picture Production," and "-- Distribution of Motion Pictures -- Distribution in the Americas -- The BVPD Agreement." In addition to the BVPD Agreement, the Company has also separately licensed to Disney certain distribution rights to EVITA in Spain and to NIXON in Japan, China, Switzerland and German speaking Europe. In addition, by a letter agreement between the Company and Buena Vista International, Inc. ("BVI"), an affiliate of BVPD, dated as of August 1, 1994, the Company granted to BVI certain distribution rights in DIE HARD WITH A VENGEANCE in certain foreign territories (including the Banelux region, French speaking Europe and Africa, German speaking Europe, the United Kingdom, Spain, Latin America, Scandinavia, Taiwan, Switzerland, Portugal and Greece) in exchange for advances paid upon delivery of such picture to BVI in 1995. BVI is obligated to pay all costs associated with distribution of the picture in the territories specified and is entitled to receive certain specified percentages of gross revenues generated in each media as distribution fees, and then to recoup the amounts advanced to the Company, together with interest thereon, as well as its costs of distribution. The Company is thereafter entitled, with certain exceptions, to receive overages, i.e., the remainder of all revenues generated by the picture in excess of BVI's ongoing distribution fees and costs. In accordance with the Library Sale Agreement, upon consummation of the Film Library Sale, the Company will relinquish its rights to such overages otherwise payable to the Company by BVI after January 1, 1997. Pursuant to the BVPD Agreement, the separate license agreements with respect to distribution of EVITA and NIXON in certain international territories, and the DIE HARD WITH A VENGEANCE letter agreement, during the year ended December 31, 1996, BVPD earned aggregate fees of $14,909,000 with respect to distribution of the Company's motion pictures (including DIE HARD WITH A VENGEANCE). BVPD is a wholly owned subsidiary of The Walt Disney Company which beneficially owns, as of March 31, 1997, approximately 5.2% of the Company's Common Stock. See "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

     In 1996, BVPD paid the Company $3,016,000 in overages with respect to certain of the Company's previously released motion pictures, $18,168,000 in advances and minimum guarantees (including $3,000,000 with respect to Broadway Brawler). See also "Item 1 - Business - Major "Customers" for additional information regarding the portion of the Company's Consolidated revenues represented by the Company's transactions with Disney, as well as the Company's Consolidated Financial Statements. In accordance with the BVPD

Agreement, in 1996, BVPD also advanced amounts to cover the costs of theatrical release of two films in the United States and Canada, including certain amounts to cover the costs of manufacturing release prints, advertising and publicity. The Company has also assisted Disney in the international pre-licensing of the motion picture UP CLOSE AND PERSONAL. All sales agency fees paid to the Company by Disney in 1996 with respect thereto were paid by the Company to an international sales company unaffiliated with the Company utilized in connection with such pre-licensing. Upon consummation of the Film Library Sale, the Company will no longer serve as sales agent and will relinquish all sales agency fees with respect to such arrangement.

     As described in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," the Company has entered into term loan agreements with BVPD to finance motion pictures. During 1996, the Company borrowed $7,907,000 under three existing term loan agreements to fund certain production costs of NIXON, THE SHADOW CONSPIRACY and EVITA. Each BVPD term loan bears interest at the prime rate in effect from time to time (8.5% at March 31, 1997) plus 1.5% and is to be repaid with accrued interest on or before the earlier of
(i) four years after the loan proceeds are first made available to the Company or (ii) three years after the initial domestic theatrical release of such picture. Although the term loan with respect to one film is scheduled to mature on May 9, 1997, Disney has agreed pursuant to the Library Sale Agreement that no repayment of such loan or any other term loan is required unless the Library Sale Agreement is terminated. Each of these loans is secured by rights to distribute the respective motion picture in the Americas and, except for one term loan which is personally guaranteed by Mr. Vajna, certain other distribution rights related to the other motion pictures financed by BVPD. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of additional term loans with BVPD. In 1996, one term loan was reduced by $575,000 by offsetting certain funds due to the Company from BVPD. At March 31, 1997, the aggregate amount outstanding (including accrued interest) under all such term loans was $38,400,000.

     In July 1996, the Company assigned to Disney the development project EATERS OF THE DEAD in exchange for the following upon production and release of a theatrical motion picture based on such project: reimbursement of $767,298 (plus interest) of the Company's development costs relating to such project, fixed compensation of $1,500,000 if the Company provides the executive producing services of Mr. Vajna in connection with such production, and a participation interest in such project. Disney has informed the Company that production of such motion picture will commence in the near future. Pursuant to the Library Sale Agreement, the Company agreed, upon consummation of the Film Library Sale, to relinquish such amounts due in connection with production and release of the film and the participation interest. In addition, through March 31, 1997, Disney had advanced approximately $2,504,000 to assist in the development of the Company's motion picture project SMOKE AND MIRRORS. Pursuant to the Library Sale Agreement, upon consummation of the Film Library Sale, Disney will receive a right of first negotiation, and in certain cases, a right of last refusal to acquire or participate in the financing and distribution of such project and will also be entitled to reimbursement of its development costs in such project in the event the project is made into a film. In addition, the Library Sale Agreement provides that the amounts contributed by Disney to the project will continue to accrue interest at $528 per day and that all such obligations will be secured. In connection with the Company's decision to produce the film project EVITA, the Company became obligated to repay the development costs previously expended on such project by certain parties, including $3,900,000 by Disney. The Company and Disney have agreed that such amount will be offset against production advances otherwise due to the Company from BVPD and a reduction in the unused availability under the term loans with BVPD for Nixon, Evita and The Shadow Conspiracy. During 1996, Disney also paid the Company $2,685,000 to reimburse the Company for its costs during such period under its first look arrangement with Oliver Stone and his affiliates. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In 1996, the Company also entered into an arrangement with a subsidiary of Disney with respect to a motion picture tentatively entitled DEEP RISING. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

CERTAIN TRANSACTIONS WITH MR. VAJNA AND CERTAIN OTHER STOCKHOLDERS

     In 1994, the Company acquired all of the outstanding stock of one of the Company's principal subsidiaries, from Valdina Corporation N.V. ("Valdina") for consideration consisting of a $3,300,000 promissory note of the Company (bearing interest at the rate of 6% per annum, with principal and interest originally due January 17, 1995) and 957,446 shares of Common Stock. The maturity date of the promissory note was subsequently extended first until July 17, 1996 and then until January 17, 1997, and the interest rate after January 17, 1996 was 7% per annum. During 1996, $600,000 was paid under the promissory note. The promissory note is currently due and payable in its entirety. As of March 31, 1997, an aggregate of $3,393,000 in principal and accrued interest was outstanding under the promissory note. Valdina beneficially owns, as of March, 31, 1997, approximately 7.1% of the Company's Common Stock. See "Item 12--Security Ownership of Certain Beneficial Owners and Management." Valdina is indirectly beneficially owned 49.9% by Mr. Vajna and 50.1% by the Mong Family Trust, which benefits certain descendants of Mong Hing Yan, including the son of Mr. Vajna, and the trustee of which is BT Trustees (Jersey) Limited ("The Mong Family Trust").

     In 1994, in order to assist the Company in obtaining financing for and completion bonds on certain films, Valdi Corporation N.V. ("Valdi") entered into an arrangement with the Company (which has since expired) whereby Valdi undertook to have letters of credit issued for the benefit of the Company's lenders to provide additional collateral under the Company's credit facility. Valdi is owed a facility fee of $110,220 in connection therewith. In addition, the Company has non-interest bearing receivables of $258,000 from Valdi and or affiliate representing amounts due from Valdi and or affiliate to reimburse the Company for financial planning and related services provided to Valdi. The Company has subsequently agreed to forgive $33,000 of such amount. Valdi is indirectly beneficially owned 49.9% by Mr. Vajna and 50.1% by The Mong Family Trust.

     Valdi beneficially owns approximately 84.7% of Intercom KFT ("Intercom"), a distributor of motion pictures in Hungary to which the Company licenses Hungarian distribution rights to its motion pictures in various media. The Company and Intercom have an agreement in principle for an output agreement for the Hungarian distribution of all of the Company's films, beginning with NIXON. The agreement in principle provides for a distribution fee to Intercom of 17.5% of the gross receipts of Intercom from distribution of such films plus reimbursement of distribution expenses. During the Company's fiscal year ended December 31, 1996, Intercom received distribution fees of approximately $189,000 with respect to this distribution arrangement with the Company. In addition, Intercom has assisted the Company by paying to the Hungarian tax authorities on behalf of the Company value added taxes incurred by the Company in connection with its distribution of films through its Hungarian subsidiary, Cinergi Productions KFT ("CPKFT"). Intercom subsequently files for and receives the refund of such taxes.
During 1996, the Company paid Intercom approximately $349,000 representing the aggregate accrued interest on amounts advanced in 1996 and certain prior year by Intercom to the Hungarian tax authorities from the date of payment of each such advance until receipt by Intercom of the applicable refund, and Intercom's out of pocket costs incurred in connection iwth Intercom's activities on behalf of the Company 1996 and prior years. The Company believes that the terms of such arrangements are no less favorable to the Company than those that could have been obtained from an independent third party at the time such arrangements were entered into.

     The Company leases the building housing its corporate headquarters in Santa Monica, California from Mr. Vajna. During the calendar year 1996, the Company made total lease payments of $462,000 to Mr. Vajna under the lease, which provides for monthly rental payments of $38,500 (approximately $1.75 per square foot) and expired on May 1, 1996. Subsequent thereto, the Company has been leasing its corporate headquarters on the same general terms but on a month-to-month basis. The Company believes that the terms of such lease are no less favorable to the Company than those that could have been obtained from an independent third party at the time such lease was entered into. The Company and its affiliates have also obtained air charter services in the past from a corporation owned by Mr. Vajna and may obtain future air charter services from such corporation. During the Company's fiscal year ended December 31, 1996, the Company incurred air charter expenses to such corporation in the amount of $229,000, pursuant to a protocol approved by the independent members of the Company's Board of Directors. At March 31, 1997, no amounts were owed by the Company for such air charter expenses. During 1996, Mr. Vajna also received financial planning, legal and related services from the Company on terms approved by the Company's Audit Committee including the agreement of Mr. Vajna to pay $142,000 to the Company. See also, the "Summary Compensation Table."

          Mr. Vajna is engaged in preliminary discussions with the Company with respect to (and he has indicated in a Schedule 13D filed with the Securities and Exchange Commission that he may seek to bid for) certain of the assets that would remain assuming consummation of the Film Library Sale including, without limitation, certain development projects and the "Cinergi" name. No agreements have been entered into with respect thereto and any such agreement would be subject to approval of the Company's independent Board members, as well as other applicable approvals.

TAX REIMBURSEMENT AGREEMENT WITH MR. VAJNA

     As described above under "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Tax Matters," the Company received approximately $20,000,000 of advances (the "Advances") during the fiscal year ended December 31, 1993. The Advances were received in connection with motion pictures that were released during the fiscal year ending December 31, 1994. Consistent with its financial accounting for the Advances and prior tax reporting practices, the Company did not include the Advances in its 1993 taxable income, and instead included such amounts -- and deducted the related costs -- in computing its taxable income for the year in which the underlying motion pictures were released, in this case 1994. It is possible, however, that the IRS will challenge the Company's tax treatment of the Advances, and if the IRS were successful in that challenge, the Company would be required to include the Advances in the computation of its 1993 taxable income without an offsetting deduction in 1993 for costs associated with those motion pictures. As a result of the S Corporation election then in effect, such an adjustment (an "Adjustment") to the Company's 1993 taxable income would cause a corresponding increase in the taxable income of Mr. Vajna and, therefore, a significant increase in Mr. Vajna's tax liability for 1993. However, if the Company has cumulative taxable income in 1994 through 1997 (exclusive of the Advances), it would obtain a benefit from the Adjustment in the form of a reduction in its 1994 taxable income and related tax liability as it would not be required to include the Advances in its 1994 taxable income.

     In order to alleviate the additional tax burden on Mr. Vajna relating solely to the Adjustment for the Advances, the Company and Mr. Vajna entered into a Tax Reimbursement Agreement (the "Tax Agreement"), dated as of December 30, 1993. Pursuant to the terms of the Tax Agreement, the Company paid Mr. Vajna $10,000,000 (the "Reimbursement Payment") on June 8, 1994. Such amount represents the tax liability which could be imposed on Mr. Vajna, exclusive of interest and penalties, if the Advances are included in 1993 taxable income. The tax associated with the increase in taxable income to Mr. Vajna resulting from the Adjustment will exceed the potential reduction in taxes realized by the Company due to the difference between personal and corporate tax rates and approximately $1,500,000 of the Reimbursement Payment is intended to reimburse Mr. Vajna for such difference. In order to assist the Company in funding the Reimbursement Payment, Mr. Vajna loaned $10,000,000 to the Company on May 12, 1994 in exchange for a promissory note (the "Stockholder Note").

     The Tax Agreement provides that Mr. Vajna will be required to repay all of the Reimbursement Payment to the Company in the following circumstances:
(i) a final determination by the IRS or the courts either that the Company is not required to make an Adjustment or is required to include the Advances in 1993 taxable income but also is permitted to deduct all capitalized costs incurred with respect to the Advances in 1993, (ii) lapse of the applicable statutes of limitation with no Adjustment having been made or (iii) the Company does not have cumulative taxable income for the period 1994 through 1997 taking into account the Advances, even if Mr. Vajna is assessed additional taxes with respect to the Adjustment. The Tax Agreement also provides for a pro rata repayment of the Reimbursement Payment by Mr. Vajna if the Company earns cumulative taxable income for the 1994 through 1997 period (including the Advances in 1994 income for this purpose) that is greater than zero but less than $20,000,000. If, on the other hand, there is an Adjustment and the Company has earned cumulative taxable income for the 1994 through 1997 period of $20,000,000 or more (treating income relating to the Advances as taxable income in 1994), then Mr. Vajna will not be required to repay any portion of the Reimbursement Payment. The Tax Agreement also permits the Company after April 15, 1995 to amend its 1993 tax return with Mr. Vajna's concurrence to take into account the Advances in 1993; provided, however, that Mr. Vajna will be subject to the obligation to repay the Reimbursement Payment in the same manner as set forth above. For purposes of calculating cumulative taxable income for the period 1994 through 1997, the effect of any post-1997 net operating loss carrybacks will not be taken into account. From January 1, 1994 through December 31, 1996, the Company had a cumulative taxable loss (treating income relating to the Advances as taxable income in 1994) in excess of $20,000,000.

     In the event Mr. Vajna repays all or any portion of the Reimbursement Payment to the Company, then, until December 31, 2010, the Company will be obligated to return to Mr. Vajna a portion (up to 100%) of the Reimbursement Payment equal to the reduction in taxes thereafter realized by the Company to the extent a net operating loss in 1994 (or carried back to 1994) is subsequently utilized to reduce the Company's tax obligations. Such determination will be made on March 15, 2011 and any amount to be paid by Mr. Vajna as a result will be paid at that time.

     Interest and principal under the Stockholder Note will become due and payable on April 30, 1998 unless it has not been finally determined whether Mr. Vajna will have to pay some or all of the Reimbursement Payment pursuant to the Tax Agreement, in which case the maturity date will be extended. The Stockholder Note, which bears interest at a floating rate equal to the federal short term rate plus two percent (2%) per annum, is subject to offset against amounts that may be owed to the Company by Mr. Vajna pursuant to the Tax Agreement. If at the maturity date of the Stockholder Note it has not been finally determined whether Mr. Vajna will have to repay some or all of the Reimbursement Payment, then the maturity date of the Stockholder Note will be extended to coincide with the date the Company receives a tax refund as a result of including the Advances in 1993 taxable income and not in 1994 taxable income.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)1. INDEX TO FINANCIAL STATEMENTS
                                                          Page(s) in
                                                           Form 10-K
                                                          ----------

                    Report of Independent Auditors  . .        F-1

                    Consolidated Financial Statements:

                    Consolidated Balance Sheets --
                      December 31, 1995 and 1996  . . . .      F-2

                    Consolidated Statements of
                    Operations -- Years Ended December
                      31, 1994, 1995 and 1996 . . . . . .      F-3

                    Consolidated Statements of
                    Stockholders' Equity (Deficiency) --
                      Years Ended December 31, 1994,
                      1995 and 1996 . . . . . . . . . . .      F-4

                    Consolidated Statements of Cash
                      Flows -- Years Ended December 31,
                      1994, 1995 and 1996 . . . . . . . .      F-5

                    Notes to Consolidated Financial
                      Statements  . . . . . . . . . . . .      F-7


    (a)2. INDEX TO FINANCIAL STATEMENTS SCHEDULES

          The schedules for which provision is made in the applicable accounting regulations of the
          Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (a)3. EXHIBITS

             EXHIBIT
             NUMBER                            DESCRIPTION
             -------                           -----------

             2 Purchase and Sale Agreement, dated April 3, 1997, by and between the Company and Cinergi Productions N.V. Inc. and Walt Disney Pictures and Television Incorporated. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 3, 1997, filed with the Commission on April 4, 1997.

             3.1 Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

             3.2     By-Laws. Filed herewith.

             4 Specimen Certificate for Common Stock. Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1, Amendment No. 1, filed with the Commission on June 9, 1994 (File No. 33-78386).

            10.1 Employment Agreement, dated as of January 1, 1994, between the Company and Andrew G. Vajna. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

            10.2 Letter Agreement, dated as of December 16, 1994, by and between the Company and Andrew G. Vajna amending his Employment Agreement dated as of January 1, 1994. Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

            10.3 Employment Agreement, dated as of January 1, 1994, between the Company and Warren Braverman. Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

            10.4 Letter Agreement, dated as of December 16, 1994, by and between the Company and Warren Braverman amending his Employment Agreement dated as of January 1, 1994. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

            10.5 Cinergi Pictures Entertainment Inc. 1994 Basic Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

            EXHIBIT
            NUMBER                            DESCRIPTION
            -------                           -----------


            10.6 Cinergi Pictures Entertainment Inc. 1994 Special Stock Option and Stock Appreciation Rights Plan. Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

            10.7 Form of Cinergi Service Inc. Deferred Compensation Plan Agreement. Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

            10.8     Form of Indemnity Agreement. Incorporated by reference to
                     Exhibit 10.9 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

            10.9 Lease, dated April 1, 1991, between the Company and Andrew G. Vajna. Incorporated by reference to
                     Exhibit 10.10 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

            10.10 Amendment, dated June 30, 1991, to lease between the Company and Andrew G. Vajna. Incorporated by reference to
                     Exhibit 10.11 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

            10.11 Tax Reimbursement Agreement, dated as of December 30, 1993, by and between the Company and Andrew G. Vajna. Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

            10.12 Memorandum of Agreement, dated as of July 9, 1990, between Buena Vista Pictures Distribution, Inc. and the Company. Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).+

            10.13 Amendment to Memorandum of Agreement between Buena Vista Pictures Distribution, Inc. and the Company. Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).+

            EXHIBIT
            NUMBER                            DESCRIPTION
            -------                           -----------


            10.14 Second Amendment to Memorandum of Agreement between Buena Vista Pictures Distribution, Inc. and the Company. Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

            10.15 Third Amendment to Memorandum of Agreement between Buena Vista Pictures Distribution, Inc. and the Company. Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).+

            10.16 Letter Agreement dated July 13, 1990 between Buena Vista Pictures Distribution, Inc. and the Company. Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).+

            10.17 Letter Agreement dated April 8, 1994 between Buena Vista Pictures Distribution, Inc. and the Company. Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).+

            10.18    Form of Warrant for Buena Vista Pictures
                     Distribution, Inc. to purchase shares of Common Stock of the Company. Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

            10.19 Stock Sale and Repurchase Agreement dated as of January 1, 1994 between the Company and Warren Braverman. Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

            10.20 Letter Agreement dated April 27, 1994 by and between the Company and Warren Braverman. Incorporated by reference to
                     Exhibit 10.22 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

            10.21 Security and Stock Pledge Agreement dated as of January 1, 1994 between the Company and Warren Braverman. Incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

           EXHIBIT
           NUMBER                        DESCRIPTION
           -------                       -----------

           10.22 Secured Promissory Note of Warren Braverman dated as of January 1, 1994 payable to the Company. Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

           10.23 Letter Agreement dated as of December 31, 1993 between the Company and Warren Braverman. Incorporated by reference to
                     Exhibit 10.25 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

           10.24 Promissory Note of Warren Braverman dated as of July 22, 1994, payable to the Company. Incorporated by reference to
                     Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

           10.25 Stock Sale and Repurchase Agreement dated as of January 1, 1994 between the Company and Dianne Caplan Lebovits. Incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

           10.26 Letter Agreement dated April 27, 1994 by and between the Company and Dianne Caplan Lebovits. Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

           10.27 Security and Stock Pledge Agreement dated as of January 1, 1994 between the Company and Dianne Caplan Lebovits. Incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

           10.28 Secured Recourse Promissory Note of Dianne Caplan Lebovits dated as of January 1, 1994 payable to the Company. Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

           10.29 Letter Agreement dated as of December 31, 1993 between the Company and Dianne Caplan Lebovits. Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

           EXHIBIT
           NUMBER                        DESCRIPTION
           -------                       -----------

           10.30     Promissory Note of Dianne Caplan Lebovits dated
                     February 28, 1995 payable to the Company. Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

           10.31 Security and Pledge Agreement dated February 28, 1995 between the Company and Dianne Caplan Lebovits. Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

           10.32 Stock Sale and Repurchase Agreement dated January 1, 1994 between the Company and Ziffren, Brittenham & Branca. Incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

           10.33 Letter Agreement dated April 27, 1994 by and between the Company and Ziffren, Brittenham and Branca. Incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

           10.34 Security and Stock Pledge Agreement dated as of January 1, 1994 between the Company and Ziffren, Brittenham and Branca. Incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

           10.35 Secured Recourse Promissory Note of Ziffren, Brittenham & Branca dated as of January 1, 1994 payable to the Company. Incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

           10.36 Form of Motion Picture Lease Agreement between Summit Export (U.K.) Ltd. and Intercom Kft. Incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).

           10.37 Sales Agency, Collection and Services Agreement dated as of December 1, 1993 among Summit Entertainment N.V., Summit Entertainment L.P. and the Company. Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1, filed with the Commission on April 29, 1994 (File No. 33-78386).+

           EXHIBIT
           NUMBER                        DESCRIPTION
           -------                       -----------

           10.38     Non-negotiable Promissory Note of the Company dated
                     May 12, 1994 payable to Andrew G. Vajna. Incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1, Amendment No. 1, filed with the Commission on June 9, 1994 (File No. 33-78386).

           10.39 Form of Warrant for Jefferson Capital Group, Ltd. to purchase shares of Common Stock of the Company. Incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1, Amendment No. 1, filed with the Commission on June 9, 1994 (File No. 33-78386).

           10.40 Credit, Security, Pledge and Guaranty Agreement, dated as of August 16, 1994, among Cinergi Productions N.V., Chemical Bank and certain other parties. Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

           10.41 Reimbursement and Term Loan Agreement, dated as of August 16, 1994 among Valdi Corporation N.V., Chemical Bank and certain other parties. Incorporated by reference to
                     Exhibit 10.45 to the Company's Quarterly Report on
                     Form 10-Q for the quarter ended September 30, 1994.

           10.42 Letter Loan Agreement, dated as of August 16, 1994, by and between the Company and Valdi Corporation N.V. Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

           10.43 Quitclaim Agreement dated as of October 7, 1994 among The Walt Disney Company, Walt Disney Pictures and Television, Buena Vista Pictures Distribution, Inc., the Company and Cinergi Productions N.V. Incorporated by reference to
                     Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.+

           10.44 Form of Term Loan Agreement between the Company and Buena Vista Pictures Distribution, Inc. Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

           EXHIBIT
           NUMBER                        DESCRIPTION
           -------                       -----------

           10.45 Letter Agreement dated as of August 1, 1994 between Buena Vista International, Inc. and Cinergi Productions N.V. with respect to DIE HARD WITH A VENGEANCE. Incorporated by reference to Exhibit 10.52 to the Company's Form 10-K/A, Amendment No. 1, to the Company's Annual Report on
                     Form 10-K for the fiscal year ended December 31, 1994.+

           10.46 Restated Promissory Note dated as of January 17, 1994 executed by the Company in favor of Valdina Corporation N.V. in the principal amount of $3,300,000. Incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

           10.47 Engagement Letter dated May 8, 1996 between Jefferson Capital Group, Ltd. and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

           10.48 Stock Purchase Agreement dated as of January 2, 1997 by and between Ziffren, Brittenham, Branca & Fischer and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 30, 1996, filed with the Commission on January 9, 1997.

           10.49 Stock Purchase Agreement dated as of December 30, 1996 by and between Dianne Caplan Lebovits and the Company. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 30, 1996, filed with the Commission on January 9, 1997.

           10.50 Amendment to Restated Employment Agreement of Warren Braverman, dated as of January 1, 1997, by and between Warren Braverman and the Company. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated December 30, 1996, filed with the Commission on January 9, 1997.

           10.51 Undertaking, dated March 5, 1996, by Andrew G. Vajna to reimburse certain indemnification costs. Incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

           10.52 Equipment Lease dated February 8, 1996 between the Company and Brentwood Credit Corporation. Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

           EXHIBIT
           NUMBER                        DESCRIPTION
           -------                       -----------


           10.53 Letter Agreement dated as of July 3, 1996, between Walt Disney Pictures and Cinergi Pictures Entertainment Inc. with respect to the motion picture project currently entitled, EATERS OF THE DEAD. Filed herewith.

           10.54 Letter Agreement dated as of April 1, 1995, between Buena Vista International, Inc. and Cinergi Productions N.V. Inc. with respect to the motion picture, NIXON. Filed herewith.

           10.55 Deal Memorandum dated as of January 26, 1996, between Cinergi Productions N.V. Inc. and Buena Vista Distribution International, Inc. with respect to the motion picture, EVITA. Filed herewith.

              21     Subsidiaries of the Registrant. Filed herewith.

              23     Consent of Ernst & Young LLP. Filed herewith.

              27 Financial Data Schedule (Filed electronically only). Filed herewith.

----------------
+   Confidential treatment has been granted for portions of such exhibit.


    (b) No reports on Form 8-K were filed by the Registrant during the during the last quarter of the period covered by this Report.

    (c)   See Item 14(a)3 above.

    (d)   Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINERGI PICTURES ENTERTAINMENT INC.


By:       /s/ Andrew G. Vajna
    ----------------------------------------------------
    Andrew G. Vajna, Chairman of the Board of Directors,
    President and Chief Executive Officer

Dated:  April 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                   DATE
          ---------                        -----                   ----

    /s/ Andrew G. Vajna        Chairman of the Board of         April 14, 1997
---------------------------    Directors, President and
      Andrew G. Vajna          Chief Executive Officer
                               (Principal Executive Officer)


    /s/ Warren Braverman       Chief Operating Officer,         April 14, 1997
---------------------------    Chief Financial Officer,
      Warren Braverman         Executive Vice President and
                               Director (Principal
                               Financial and Accounting
                               Officer)


   /s/ Randolph M. Paul        Sr. Vice President, Business     April 14, 1997
---------------------------    Affairs, and Director
     Randolph M. Paul


/s/ Dianne Caplan Lebovits
---------------------------    Director                         April 14, 1997
  Dianne Caplan Lebovits


 /s/ R. Timothy O'Donnell
---------------------------    Director                         April 14, 1997
 R. Timothy O'Donnell


   /s/ Gregory R. Paul
---------------------------    Director                         April 14, 1997
     Gregory R. Paul

                          Report of Independent Auditors

Board of Directors
Cinergi Pictures Entertainment Inc.

We have audited the accompanying consolidated balance sheets of Cinergi Pictures Entertainment Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cinergi Pictures Entertainment Inc. and subsidiaries at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            Ernst & Young LLP

Los Angeles, California
April 11, 1997

                       Cinergi Pictures Entertainment Inc.

                          Consolidated Balance Sheets

                                                                                    DECEMBER 31,
                                                                           ----------------------------
                                                                               1995            1996
                                                                           ------------    ------------
ASSETS (NOTE 5)
Cash and cash equivalents                                                   $29,832,000     $27,364,000
Restricted cash (Note 1)                                                           -          5,654,000
Accounts receivable (including $745,000 (1995) and $3,074,000
   (1996) from a related party)                                               7,494,000      10,850,000
Accounts receivable, related parties (NOTE 7)                                   682,000         799,000
Film costs, less accumulated amortization (NOTE 3)                          160,756,000     103,792,000
Property and equipment, at cost, less accumulated depreciation (NOTE 4)       4,381,000       4,819,000
Other assets                                                                  3,112,000       3,270,000
                                                                           ------------    ------------
     Total assets                                                          $206,257,000    $156,548,000
                                                                           ------------    ------------
                                                                           ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable                                                            $1,785,000      $2,141,000
 Accrued interest                                                                81,000          23,000
 Accrued residuals and participations                                         8,781,000      13,045,000
 Deferred revenue (including $44,949,000 (1995) and
    $29,582,000(1996) from a related party) (NOTES 2 AND 10)                 68,791,000      46,568,000
 Loans payable (NOTE 5)                                                      41,578,000       6,026,000
 Capital lease obligation                                                             -         291,000
 Notes and amounts payable to related parties (NOTE 7)                       31,624,000      49,747,000
                                                                           ------------    ------------
     Total liabilities                                                      152,640,000     117,841,000

Common Stock, with certain redemption features, $.01 par value, 1,117,023
   (1995) and 744,692 (1996) shares issued and outstanding, less notes receivable from related parties  amounting to $1,350,000 (1995) and
   $900,000 (1996) (NOTE 9)                                                   1,900,000       2,100,000
Commitments and contingencies (NOTE 10)

Stockholders' equity (NOTES 1 AND 9):
 Preferred Stock, $.01 par value, 5,000,000 shares authorized,
    no shares issued                                                                  -               -
 Common Stock, $.01 par value, 20,000,000 shares authorized, 13,075,000
    (1995) and 13,075,000 (1996) shares issued and outstanding                  131,000         131,000
 Additional paid-in capital                                                  64,753,000      65,548,000
 Retained deficit                                                           (13,167,000)    (29,072,000)
                                                                           ------------    ------------
Total stockholders' equity                                                   51,717,000      36,607,000
                                                                           ------------    ------------
     Total liabilities and stockholders' equity                            $206,257,000    $156,548,000
                                                                           ------------    ------------
                                                                           ------------    ------------


SEE ACCOMPANYING NOTES.

                        Cinergi Pictures Entertainment Inc.

                       Consolidated Statements of Operations


                                                                                   YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------
                                                                        1994               1995               1996
                                                                    ------------      ------------       ------------
Revenues:
   Feature films (including $43,207,000 (1994),
      $57,808,000 (1995) and $43,454,000 (1996) from
      a related party)                                              $108,517,000      $192,582,000       $132,940,000
   Fee income (NOTE 6)                                                   511,000           298,000             60,000
                                                                    ------------      ------------       ------------
                                                                     109,028,000       192,880,000        133,000,000

Costs and expenses:
   Amortization of film costs, residuals and                         103,422,000       204,544,000        139,612,000
      participations
   Selling, general and administrative expense (including
      $102,000 (1994), $93,000 (1995) and $274,000 (1996)
      from related parties) (NOTES 7 AND 10)                           2,694,000         5,098,000          9,752,000
                                                                    ------------      ------------       ------------
Operating income (loss)                                                2,912,000       (16,762,000)       (16,364,000)

Interest expense (including $91,000 (1994), $61,000 (1995)
   and $323,000 (1996) from related parties) NOTES 5 AND 7)             (281,000)         (241,000)          (448,000)

Interest income (including $81,000 (1994), $85,000 (1995)
   and $98,000 (1996) from a related party) (NOTE 7)                     264,000           941,000            907,000
                                                                    ------------      ------------       ------------
Net income (loss)                                                     $2,895,000      $(16,062,000)      $(15,905,000)
                                                                    ------------      ------------       ------------
                                                                    ------------      ------------       ------------

Net income (loss) per share                                                 $.30            $(1.23)      $      (1.12)
                                                                    ------------      ------------       ------------
                                                                    ------------      ------------       ------------
Weighted average number of shares outstanding                          9,494,000        13,025,000         14,169,000
                                                                    ------------      ------------       ------------
                                                                    ------------      ------------       ------------
SEE ACCOMPANYING NOTES.


                        Cinergi Pictures Entertainment Inc.

                   Consolidated Statements of Shareholder's Equity




                                                           COMMON STOCK            ADDITIONAL       RETAINED
                                                     ------------------------       PAID-IN        (DEFICIT)
                                                       SHARES        AMOUNT         CAPITAL         EARNINGS          TOTAL
                                                    -----------   -----------     ------------    ------------     ------------

Balance at December 31, 1993                         6,383,000       $64,000       $10,256,000    $(28,826,000)    $(18,506,000)
   Additional capital contribution                           -             -        33,661,000               -       33,661,000
   Distribution                                              -             -                 -      (3,300,000)      (3,300,000)
   Reclassification of Subchapter S retained
     deficit                                                 -             -       (32,126,000)     32,126,000                -
   Issuance of Common Stock in initial public
     offering                                        3,692,000        37,000        29,647,000               -       29,684,000
   Net income                                                -             -                 -       2,895,000        2,895,000
                                                    ----------       -------       -----------     -----------      -----------
Balance at December 31, 1994                        10,075,000       101,000        41,438,000       2,895,000       44,434,000
   Issuance of Common Stock in public offering       3,000,000        30,000        23,315,000               -       23,345,000
   Net loss                                                  -             -                 -     (16,062,000)     (16,062,000)
                                                    ----------       -------       -----------     -----------      -----------
Balance at December 31, 1995                        13,075,000       131,000        64,753,000     (13,167,000)      51,717,000
Repurchase of Common Stock, with certain
      redemption features                                    -             -           795,000               -          795,000
   Net loss                                                  -             -                 -     (15,905,000)     (15,905,000)
                                                    ----------       -------       -----------     -----------      -----------
Balance at December 31, 1996                        13,075,000      $131,000       $65,548,000    $(29,072,000)     $36,607,000
                                                    ----------       -------       -----------     -----------      -----------
                                                    ----------       -------       -----------     -----------      -----------

SEE ACCOMPANYING NOTES.

                         Cinergi Pictures Entertainment Inc.

                        Consolidated Statements of Cash Flows


                                                                           YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                  1994              1995               1996
                                                            ------------      -------------      -------------
OPERATING ACTIVITIES

Net income (loss)                                          $   2,895,000      $ (16,062,000)     $ (15,905,000)
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
   Depreciation                                                  402,000            731,000          1,251,000
   Amortization of unearned compensation                       1,250,000            650,000          1,076,000
   Amortization of film costs                                 94,246,000        200,591,000        129,843,000
   Changes in operating assets and liabilities:
      Accounts receivable                                    (20,074,000)        12,939,000         (3,356,000)
      Accounts receivable, related parties                      (704,000)           267,000           (198,000)
      Film costs additions                                  (202,965,000)      (137,520,000)       (73,454,000)
      Other assets                                            (2,577,000)           227,000           (158,000)
      Accounts payable and accrued interest                    2,223,000         (1,219,000)           298,000
      Accrued residuals and participations                     7,925,000            311,000          4,264,000
      Deferred revenue                                        10,406,000         15,285,000        (22,223,000)
                                                           -------------      -------------      -------------
Net cash (used in) provided by operating activities         (106,973,000)        76,200,000         21,438,000

INVESTING ACTIVITIES
Purchase of property and equipment                            (1,402,000)        (2,434,000)          (587,000)
                                                           -------------      -------------      -------------
Net cash used in investing activities                         (1,402,000)        (2,434,000)          (587,000)

FINANCING ACTIVITIES
Increase in loans payable                                    140,748,000         77,380,000         37,899,000
Payments on loans payable                                    (69,622,000)      (146,709,000)       (73,451,000)
Decrease (Increase) in restricted cash                           500,000                  -         (5,654,000)
Increase in notes and amounts
 payable to related parties                                   20,496,000         16,291,000         19,493,000
Payments on notes and amounts
 payable to related parties                                  (12,106,000)       (16,906,000)          (795,000)
Proceeds from public offering                                 29,684,000         23,345,000                  -
Payments on capital lease obligations                                  -                  -           (811,000)
                                                           -------------      -------------      -------------
Net cash provided by (used in) financing activities          109,700,000        (46,599,000)       (23,319,000)
                                                           -------------      -------------      -------------
Increase (Decrease) in cash                                    1,325,000         27,167,000         (2,468,000)
Cash and cash equivalents at beginning of year                 1,340,000          2,665,000         29,832,000
                                                           -------------      -------------      -------------
Cash and cash equivalents at end of year                   $   2,665,000      $  29,832,000      $  27,364,000
                                                           -------------      -------------      -------------
                                                           -------------      -------------      -------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:

   Interest (net of amount capitalized)                    $           -      $           -      $     808,000
                                                           -------------      -------------      -------------
                                                           -------------      -------------      -------------
   Income taxes                                            $       2,000      $      60,000      $      23,000
                                                           -------------      -------------      -------------
                                                           -------------      -------------      -------------


                        Cinergi Pictures Entertainment Inc.

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES
1994:

  Notes and amounts payable to related parties decreased by $33,661,000 and additional paid-in capital increased by $33,661,000 due to a capital contribution by Mr. Vajna, Valdina Corporation N.V. (Valdina) and Valdi Corporation N.V. (Valdi) (See Note 1).
  Notes and amounts payable to related parties increased by $3,300,000 and retained deficit decreased by $3,300,000 due to a distribution to Valdina (see Note 1).
  Two executive officers and a law firm engaged by the Company purchased an aggregate of 1,117,000 shares of Common Stock of the Company in exchange for three notes totaling $1,350,000 (see Note 9).
1995:
  In 1995, a term loan of $7,500,000 and accrued interest amounting to $585,000 for one motion picture was canceled as consideration for the Company's sale to Buena Vista Pictures Distribution, Inc. (BVPD) of an equity interest in the picture.
  During 1995, the Company and BVPD mutually agreed to reduce a term loan from BVPD relating to one motion picture by $4,655,000 by offsetting the present value of certain funds due to the Company from BVPD.
1996:
  In December 1996, the Company repurchased 372,341 shares of Common Stock of the Company from a former executive officer through the forgiveness of a note and accrued interest due from the former executive officer amounting to $531,000.
  During 1996, the Company and BVPD mutually agreed to reduce a term loan from BVPD relating to one motion picture by $575,000 by offsetting certain funds due to the Company from BVPD.
  During 1996, the Company entered into a capital lease agreement for special effects equipment amounting to approximately $1,102,000 (see Note 10).

SEE ACCOMPANYING NOTES.

                      Cinergi Pictures Entertainment Inc.

                  Notes to Consolidated Financial Statements

                             December 31, 1996


 1. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ORGANIZATION

The accompanying consolidated financial statements include the accounts of Cinergi Pictures Entertainment Inc. and subsidiaries (the Company). The Company is engaged in the business of developing, financing, producing and licensing feature-length motion pictures worldwide. All significant intercompany balances and transactions have been eliminated.

In January 1994, Andrew G. Vajna, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, contributed to the Company all of the Common Stock of certain domestic corporations which were previously 100% owned by Mr. Vajna. Further, in January 1994, the Company acquired all the outstanding Common Stock of the foreign corporation from Valdina, a company indirectly beneficially owned 49.9% by Mr. Vajna, in consideration for 18 shares (pre-split) of Company Common Stock and a note in the principal amount of $3,300,000 (of which $600,000 in principal amount was paid) at 6% due January 17, 1995. The maturity date of the note was subsequently extended until July 17, 1996, from which date the promissory note was due on demand until January 17, 1997 and is currently due and payable in its entirety. The note bears interest at the rate of 7% per annum after January 17, 1996. At December 31, 1995 and 1996, accrued interest relating to this obligation amounted to $396,000 and $655,000, respectively.

Mr. Vajna has entered into an employment agreement with the Company for a five year term commencing January 1, 1994, pursuant to which he will receive base compensation of $1,000,000 per year. In addition, Mr. Vajna may also receive commencement fees and producer's performance fees with respect to motion pictures produced by the Company.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         Cinergi Pictures Entertainment Inc.

 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 53. Minimum guaranteed amounts from theatrical exhibition and revenues from home video, television and pay television license agreements are recognized when the applicable license period begins for each motion picture and such motion picture is made available to the distributor for exploitation pursuant to the terms of the applicable license agreement. Amounts in excess of the minimum guarantee under such license agreements and other amounts (where no minimum guarantee was given) are recognized when earned. Accounts receivable represent amounts due from domestic and international distributors. Cash collected in advance of the time of availability is recorded as deferred revenue.

Once completed, a typical theatrical film will generally be made available for licensing as follows:

                                             MONTHS AFTER
                                         INITIAL DOMESTIC           APPROXIMATE
MARKETPLACE                            THEATRICAL RELEASE        RELEASE PERIOD
--------------------------------------------------------------------------------
Domestic theatrical                                               4 -  6 months
International theatrical                                          6 - 12 months
Domestic home video (initial release)   4 -   6 months                 6 months
Domestic pay-per-view                   6 -   9 months                 2 months
International video (initial release)    6 - 12 months            6 - 12 months
Domestic pay television                 12 - 15 months                18 months
International television (pay or free)  18 - 24 months           12 - 36 months
Domestic free television*               30 - 33 months            1 -  5 years

*Includes network, barter syndication, syndication and basic cable.

                         Cinergi Pictures Entertainment Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FILM COSTS

Costs incurred in connection with the acquisition of story rights, the development of stories, production, print and advertising costs (which benefit future periods) and allocable interest and production overhead are capitalized as film costs. Film costs are stated at the lower of cost or net realizable value. The individual film forecast method is used to amortize film costs. Costs accumulated in the production of a film are amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received. Estimated liabilities for residuals and participations are accrued as the Company amortizes film cost inventories and expensed in the same manner as film cost inventories. Revenue estimates on a film-by-film basis are reviewed periodically by management and are revised, if warranted, based upon management's appraisal of current market conditions. Unamortized film costs are written down to net realizable value based on this appraisal, where applicable.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated or amortized over their estimated useful lives (which range from 5 to 10 years) using the following methods:

      Editing equipment                  Double declining balance
      Office furniture and equipment     Double declining balance
      Computer equipment                 Double declining balance
      Computer software                  Straight-line
      Vehicles                           Straight-line
      Leasehold improvements             Straight-line
      Special effects equipment          Straight-line

INCOME TAXES

The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." Deferred income taxes are provided on transactions which are reported in the financial statements in different periods than they are for income tax purposes.

                     Cinergi Pictures Entertainment Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER COMMON SHARE

The per share data are based on the weighted average number of common and common share equivalents outstanding during the period. Common Stock with certain redemption features are considered common share equivalents. Stock options and warrants are considered common share equivalents if dilutive. Fully diluted amounts for each period do not materially differ from the amounts presented herein.

FOREIGN CURRENCY TRANSLATION

All of the Company's transactions are expressed in U.S. dollars.

CONCENTRATION OF CREDIT RISKS AND CASH EQUIVALENTS

The Company licenses various rights in its motion pictures to distributors throughout the world. Generally, upon the Company's delivery of the picture to the distributor, the minimum guarantee is received in full. In most instances, letters of credit secure the payment of minimum guarantees from international distributors prior to delivery.

The Company places its temporary cash investments with high credit quality financial institutions and mutual funds. Generally, the investments made mature within 30 days and therefore are subject to little risk. The Company has not incurred any losses related to these investments.

As of December 31, 1995 and 1996, the Company had no significant concentration of credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1996, the carrying value of the Company's financial instruments, which consist primarily of loans payable, approximates the fair value thereof.

RESTRICTED CASH

At December 31, 1996, restricted cash represents cash collections made by the Company on behalf of BVPD (see Note 10) and cash subject to restrictions relating to film production in connection with the Company's distribution agreement with BVPD.

                     Cinergi Pictures Entertainment Inc.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock Based Compensation", encourages, but does not require companies to recognize expense for stock-based awards based on their fair value on the date of grant. The Company has elected to continue to account for its stock compensation arrangements under the provision of APB 25, "Accounting for Stock Issued to Employees. Accordingly, compensation expense for stock compensation arrangements is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the recipient of the stock award must pay to acquire the stock. If the Company measured compensation expense using the fair value method prescribed in FAS 123, there would be no material impact on reported net loss or loss per share.

3. FILM COSTS

Film costs consist of the following:

                                             DECEMBER 31,
                                 -----------------------------------
                                       1995                1996
                                 ----------------        ------------
Released, less amortization          $101,238,000(1)      $52,077,000
Completed, not released                         -          37,025,000
In production                          53,545,000           9,373,000
Development                             5,973,000           5,317,000
                                 ----------------        ------------
                                     $160,756,000        $103,792,000
                                 ----------------        ------------
                                 ----------------        ------------

Interest capitalized into film costs during the years ended December 31, 1995 and 1996 totaled $10,865,000 and $6,156,000, respectively. Based on the Company's estimate of future revenues, approximately 92% of unamortized released film costs at December 31, 1996 will be amortized during the three years ending December 31, 1999.

(1) Includes approximately $43 million in connection with the motion picture "Nixon", which was released in December 1995 for which no revenues were recognized in 1995.

                     Cinergi Pictures Entertainment Inc.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                           DECEMBER 31,
                                                    ----------------------------
                                                       1995              1996
                                                    ----------         ---------
Editing equipment                                     $130,000          $130,000
Office furniture and equipment                         765,000           769,000
Computer equipment and software                        371,000           433,000
Vehicles                                               260,000           260,000
Leasehold improvements                                 932,000           932,000
Special effects equipment, including
$1,102,000 in equipment under capital lease (1996)   3,555,000         5,179,000
                                                    ----------        ----------
                                                     6,013,000         7,703,000
Less accumulated depreciation and amortization       1,632,000         2,884,000
                                                    ----------        ----------
                                                    $4,381,000        $4,819,000
                                                    ----------        ----------
                                                    ----------        ----------

5. LOANS PAYABLE

The Company entered into a Credit, Security, Pledge and Guaranty Agreement dated as of August 16, 1994 with Chase Manhattan Bank (Chase) and a syndicate of lenders (collectively, the Lenders) which provides the Company with a revolving credit facility initially in the amount of $150,000,000, but which has been reduced to $50,000,000 on March 31, 1997 (the Credit Facility). Under the Credit Facility, the Lenders have committed to make loans available until August 31, 1997, although the Lenders will continue to make loans to finance any motion picture in which principal photography has commenced or that has otherwise satisfied certain conditions prior to such date. The Credit Facility, which is secured by substantially all of the assets of the Company (including $5,000,000 of "key man" life insurance on Mr. Vajna), matures on February 28, 1999. The amount available under the Credit Facility for borrowing at any time is limited in accordance with a formula based upon the value of collateral in the Company's borrowing base as defined in the agreement. As of December 31, 1995 and 1996, approximately $41,578,000 and $6,026,000, respectively, in borrowings were outstanding under the Credit Facility. The interest rate payable to Lenders on borrowings under the Credit Facility is selected by the Company as either (i) 1.5% above the London Interbank Offering Rate (LIBOR) (5.5% at December 31, 1996) in effect from time to time for one, two, three or six months (if available as determined by Chase) as selected by the Company, or (ii) a rate equal to the greatest of the prime rate (8.25% at December 31, 1996) plus 0.5%, the base CD rate (5.55% at December 31, 1996) plus 1.5% and the

                     Cinergi Pictures Entertainment Inc.

5. LOANS PAYABLE (CONTINUED)

federal funds rate (6.26% at December 31, 1996) plus 1%, as such rates are in effect from time to time. Interest is payable quarterly. The commitment fee on the average daily unused portion of the commitment is 3/8 of one percent per annum. The Credit Facility also requires the Company to meet certain financial ratios. At December 31, 1996, the Company is not in compliance with three covenants under the Credit Facility (the minimum consolidated net worth covenant, the limitation on capital expenditures and the limitation on unallocated overhead costs) and is therefore in default under the Credit Facility. The Company intends to seek waivers of such defaults from the lenders under the Credit Facility, however, there can be no assurance that lenders under the Credit Facility will grant such waivers. If the lenders were to accelerate the amounts outstanding under the Credit Facility as a result of such defaults, such acceleration would also constitute a default under the Company's term loan agreements with BVPD described below. The Company, however, believes that it currently has sufficient resources to satisfy the amounts outstanding under the Credit Facility in the event the lenders were to accelerate the amounts outstanding thereunder as a result of such defaults. The Credit Facility restricts the Company's ability to declare and pay dividends.

6. FEE INCOME

On November 24, 1992, the Company and The Summit Group (M.E.V.) N.V. (Summit) entered into a sales agency agreement, collection agency agreement and a consulting services agreement (collectively, the Sovereign Agreement) with Sovereign Pictures, Inc. (Sovereign) whereby the Company agreed to perform certain services for Sovereign for a fee. Such services consisted of sale of product, collection of accounts receivable, and resolution of Sovereign liabilities. The Company and Summit agreed to share all fees earned equally. The term of the agreement is for 15 years. The Company earned fees totaling $511,000, $298,000 and $60,000 for the years ended December 31, 1994, 1995 and
1996, respectively, in connection with the Sovereign Agreement.

7. RELATED PARTY TRANSACTIONS

The Company incurred air charter expenses from Airborne Charter Inc. (ACI), a company owned 100% by Mr. Vajna, amounting to $1,199,000, $747,000 and $229,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Of such amounts, the Company capitalized to film costs $1,199,000 (1994), $580,000
(1995) and $226,000 (1996). A liability in connection with unpaid air charter expenses of $195,000 to ACI was included in notes and amounts payable to related parties at December 31, 1995.

                     Cinergi Pictures Entertainment Inc.

7. RELATED PARTY TRANSACTIONS (CONTINUED)

Mr. Vajna also received financial planning, legal and related services from the Company on terms approved by the Company's Audit Committee.

The Company had notes payable to Mr. Vajna aggregating $24,126,000 at December 31, 1993. The notes bore interest at 10% and were payable on demand. Such funds were used to fund operations and development of motion picture properties. On January 17, 1994, Mr. Vajna contributed $21,126,000 of such amount to equity which resulted in a balance of $3,000,000 at December 31, 1994. In December 1995, the Company paid Mr. Vajna the full amount of the note and related accrued interest.

During 1995 and 1996, the Company entered into term loan agreements with BVPD to finance three motion pictures. The maximum amount to be borrowed is based upon a certain percentage of each production budget. Each loan bears interest at the prime rate in effect from time to time (8.25% at December 31, 1996) plus 1.5% and shall be repaid with accrued interest on or before the earlier of (i) four years after the loan proceeds are first made available to the Company or (ii) three years after the initial domestic theatrical release of such picture. The loans are secured by certain distribution rights of the Company and one of the loans is also guaranteed by Mr. Vajna. In 1995, a term loan of $7,500,000 and accrued interest amounting to $585,000 for one motion picture was canceled as consideration for the Company's sale to BVPD of an equity interest in the picture. As additional consideration to BVPD for its purchase of an equity interest in this picture, the Company also assigned to BVPD substantially all of its profit participation in another motion picture. During 1995, the Company and BVPD mutually agreed to reduce a term loan from BVPD relating to one motion picture by $4,655,000 by offsetting the present value of certain funds due to the Company from BVPD. In 1996, the Company and BVPD mutually agreed to reduce a term loan from BVPD relating to one motion picture by $575,000 by offsetting certain funds due to the Company from BVPD. At December 31, 1995 and 1996, the aggregate principal loan balances including accrued interest were $26,314,000 and $36,564,000, respectively. In connection with the Company's decision to produce Evita, the Company became obligated to pay the development costs previously expensed on such project by certain partners, including $3,900,000 by Disney. Such amount will be offset against obligations of Disney to the Company.

Interest expense incurred by the Company in connection with these obligations amounted to $1,849,000, $2,844,000 and $2,882,000 in 1994, 1995 and 1996,
respectively. Of such amounts $1,758,000, $2,783,000 and $2,797,000 were capitalized to film costs, respectively.

                              Cinergi Pictures Entertainment Inc.

7. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has a nonqualified deferred compensation plan in which one key officer participates. Such obligation at December 31, 1995 and December 31, 1996 was $1,230,000 and $1,475,000, respectively (which includes bonuses or partial bonuses of $150,000 and $75,000 for the years ended December 31, 1995 and 1996, respectively).

The Company leases office space from Mr. Vajna under an agreement which expired on April 30, 1996 (see Note 10).

R. Timothy O'Donnell, a Director of the Company, is the President of Jefferson Capital Group, Ltd. (Jefferson Capital), a privately-held investment banking group, which provided financial advisory services to the Company in connection with the issuance of common stock in the initial public offering (Offering) and the sale of common stock to BVPD. In connection therewith, the Company reimbursed Jefferson Capital's expenses amounting to $20,000, paid Jefferson Capital a $150,000 fee and issued a warrant to purchase 50,000 shares of Common Stock, expiring in June 1999, at an exercise price per share equal to $9.00, the initial public offering price. Jefferson Capital was retained by the Company in 1996 to assist the Company in its strategic review. In connection therewith, the Company paid Jefferson Capital a retainer of $75,000 and reimbursed Jefferson Capital's expenses amounting to $13,000. In the event the Film Library Sale or other dispositions of assets or similar transactions are consummated, Jefferson Capital will also be entitled to additional fees based upon the size of such transactions.

In 1994, the Company sold a previously written off project to BVPD for the Company's costs in the project of approximately $4,145,000.

Ziffren, Brittenham & Branca (Ziffren), a law firm of which a director is a partner, received an annual retainer of $250,000 for each of the years ended December 31, 1994 and 1995 in connection with legal services rendered for the Company. For the year ended December 31, 1996, Ziffren was paid $156,000.

                           Cinergi Pictures Entertainment Inc.

7. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company had noninterest bearing receivables of $100,000 and $50,000 from executive officers at December 31, 1995 and December 31, 1996, respectively, and at those respective dates had additional noninterest bearing receivables of $197,000 and $246,000, respectively, from Mr. Vajna and other entities owned or partially owned by Mr. Vajna. In 1994, an additional loan amounting to $250,000 was made to a key officer bearing interest at 7% due December 31, 1996. Such loan and noninterest bearing receivable were paid on January 2, 1997 pursuant to an amendment to such key officer's employment agreement. Interest receivable amounting to $135,000 and $81,000 was outstanding at December 31, 1995 and 1996, respectively, from two executive officers and Ziffren. Further, at December 31, 1996, a noninterest bearing advance of $18,000 was due from a key officer.

The Company entered into an agreement with Twentieth Century Fox for the production of "Die Hard, With a Vengeance." The Company granted Buena Vista International, Inc. (BVI), an affiliate of BVPD, certain distribution rights in such motion picture in certain foreign territories (including Belgium, France, Germany, the United Kingdom, Spain, Latin America, Scandinavia, Taiwan, Switzerland, Portugal and Greece) for an aggregate of $23,200,000 in advances to be paid upon delivery of such picture to BVI. Such amount was recognized as revenue in 1995.

In order to assist the Company in obtaining financing for and completion bonds on the pictures "Die Hard, With a Vengeance," "Judge Dredd" and "The Scarlet Letter," Valdi entered into a Reimbursement and Term Loan Agreement (Letter of Credit Facility) dated as of August 16, 1994 whereby Valdi undertook to have letters of credit issued for the benefit of Chase in an amount not to exceed $22,044,000 to provide additional collateral for the Company's Credit Facility with respect to the financing of the pictures listed above. The Letter of Credit Facility and the letter of credit provided thereunder expired on November 15, 1995 without any monies having been drawn thereunder. There is no obligation on the part of any stockholder or affiliate of the Company to guarantee borrowings under the Credit Facility or any other future loan obtained by the Company or to enter into any future arrangements similar to the Letter of Credit Facility.

In consideration for providing the Letter of Credit Facility, the Company agreed to pay Valdi a one time facility fee of $110,220 and a utilization fee. As no amounts were drawn under the Letter of Credit Facility prior to its expiration, no utilization fees were paid to Valdi.

                             Cinergi Pictures Entertainment Inc.

7. RELATED PARTY TRANSACTIONS (CONTINUED)

Valdi beneficially owns approximately 84.7% of Intercom KFT ("Intercom"), a distributor of motion pictures in Hungary to which the Company licenses Hungarian distribution rights to its motion pictures in various media. The Company and Intercom have an agreement in principle for an output agreement for the Hungarian distribution of all of the Company's films, beginning with "Nixon." The agreement in principle provides for a distribution fee to Intercom of 17.5% of the gross receipts of Intercom from distribution of such films plus reimbursement of distribution expenses. During the Company's fiscal year ended December 31, 1996, Intercom received distribution fees of approximately $189,000 with respect to this distribution arrangement with the Company. In addition, Intercom has assisted the Company by paying to the Hungarian tax authorities on behalf of the Company value added taxes incurred by the Company in connection with its distribution of films through its Hungarian subsidiary, Cinergi Productions KFT ("CPKFT"). Intercom subsequently files for and receives the refund of such taxes. During 1996, the Company paid Intercom approximately $349,000 representing the aggregate accrued interest on amounts advanced by Intercom to the Hungarian tax authorities from the date of payment of each such advance until receipt by Intercom of the applicable refund and Intercom's out of pocket costs incurred in connection with Intercom's activities on behalf of the Company in 1996 and in prior years.

8. INCOME TAXES

The components of pretax income (loss) for the Company are as follows:


                                     YEAR ENDED DECEMBER 31,
                           ---------------------------------------------
                              1994            1995             1996
                           ----------     -------------    -------------
Domestic                   $ (394,000)    $(16,062,000)    $(15,905,000)
International               3,289,000                 -                -
                           ----------     -------------    -------------
                           $2,895,000     $(16,062,000)    $(15,905,000)
                           ----------     -------------    -------------
                           ----------     -------------    -------------

                     Cinergi Pictures Entertainment Inc.

8. INCOME TAXES (CONTINUED)

Current and noncurrent deferred income taxes generally reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's current and noncurrent deferred tax liabilities and assets are as follows:

                                                            DECEMBER 31,
                                                        1995           1996
                                                     --------------------------
Current and noncurrent deferred tax liabilities:
    Film costs                                       $ 6,904,000    $ 6,813,000
    Amortization of film costs                        27,075,000     23,457,000
                                                     -----------    -----------
                                                      33,979,000     30,270,000
Current and noncurrent deferred tax assets:
    Accruals not currently deductible                  1,091,000      1,381,000
    Deferred revenues                                 25,835,000     17,815,000
    Net operating loss carryover                      12,915,000     22,574,000
    Other                                                 38,000         38,000
                                                     -----------    -----------
                                                      39,879,000     41,808,000
Valuation allowance                                   (5,900,000)   (11,538,000)
                                                     -----------    -----------
                                                      33,979,000     30,270,000
                                                     -----------    -----------
Net deferred tax                                     $         -    $         -
                                                     -----------    -----------
                                                     -----------    -----------

A reconciliation of income tax computed at the statutory federal income tax rate to income tax expenses for the Company is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                        1995           1996
                                                     --------------------------
Provision assuming federal income tax rate of 35%    $(5,622,000)   $(5,567,000)
Effect of net operating loss for which no benefit
      was received                                     5,622,000      5,567,000
Non-deductible items without tax benefit and other             -              -
                                                     -----------    -----------
                                                     $         -    $         -
                                                     -----------    -----------
                                                     -----------    -----------

At December 31, 1996, the Company had a federal net operating loss carryover of approximately $59,406,000 which expires in 2011

                            Cinergi Pictures Entertainment Inc.

9. STOCKHOLDERS' EQUITY

On January 1, 1994, two executive officers of the Company and Ziffren each purchased 372,341 shares of Common Stock from the Company. The two executive officers and Ziffren are hereafter referred to as "Purchasers."

Each Purchaser acquired the Common Stock in exchange for payment of the aggregate par value of such shares (pre-split) in cash and a full recourse promissory note in the amount of $450,000 (approximately $1.21 per share of Common Stock). The principal of each note is payable to the Company on December 31, 1998 or upon the earlier termination of Purchaser's relationship with the Company. Each promissory note accrues interest at the rate of 6% per annum, payable annually, and is secured by a pledge of all of the Common Stock so purchased by the Purchaser. The Company paid on behalf of each of the executive officers $300,000 in 1994 and $130,000 in 1995, to assist them in discharging federal and state income taxes relating to the stock purchase transaction.

Each of the Purchasers has granted to Mr. Vajna the right to vote the Common Stock purchased pursuant to an irrevocable proxy which continues during such Purchaser's ownership of the shares for the maximum period permitted by applicable law. Each of the Purchasers also received certain "piggyback" registration rights which, with certain exceptions, require the Company to use its best efforts to include in any of the Company's registration statements any shares requested by such Purchaser to be so included. The Purchaser will pay all expenses directly incurred on its behalf in connection with such registration.

Until January 1, 1997, the Company was obligated to repurchase the Common Stock purchased by each Purchaser, except for vested shares, at the original purchase price if such Purchaser's relationship with the Company terminated for any reason other than death, disability or discharge without cause. Until such date, such shares could not be transferred to third parties. For one executive officer and Ziffren, one-third of the shares vested free of such restrictions for each full year of continued employment from and after December 31, 1993 (or, in the case of Ziffren, the continued engagement of Ziffren by the Company for each full year from and after December 31, 1993). For the other executive officer (Other Executive Officer), two-thirds of the shares vested as of December 31, 1995, and the remaining balance vested monthly until the Other Executive Officer resigned in August 1996 (see below). Also, in the case of the executive officers, all shares of the Common Stock were to vest upon their death, disability or discharge without cause.

                      Cinergi Pictures Entertainment Inc.

9. STOCKHOLDERS' EQUITY (CONTINUED)

On December 30, 1996 the Company repurchased the 372,341 shares held by the Other Executive Officer. The 51,714 shares of the Common Stock held by the other executive officer that were not vested at the time of resignation were repurchased at the original purchase price (approximately $1.21 per share) by reducing the aggregate balance due under the Other Executive Officer's promissory note to the Company by approximately $62,500. In consideration for the sale to the Company of the remaining 320,627 shares, the Company canceled the remaining balance of the Other Executive Officer's promissory note of approximately $468,000 (after the $62,500 reduction).

The aggregate difference between the fair value of the Common Stock purchased on January 1, 1994 and the $1.21 consideration given per share was $3,750,000 and was recognized as expense using the straight-line method over the vesting period of the related shares. The promissory notes amounting to $1,350,000 and $900,000 at December 31, 1995 and 1996, respectively, have been netted against Common Stock with certain redemption features in the balance sheet.

In January 1997, the shares held by Ziffren were repurchased by the Company and the Company cancelled the promissory note from Ziffren amounting to $450,000.

The Preferred Stock is issuable in one or more series by the Board of Directors which may fix, among other things, the designation of and number of shares to comprise each series and the relative rights, preferences and privileges of shares of each series, including the dividends payable thereon, voting rights, conversion rights, the price and terms on which shares may be redeemed, the amounts payable upon such shares in the event of voluntary or involuntary liquidation and any sinking fund provisions for redemption of purchases of such shares. The Board of Directors, without stockholder approval, may issue Preferred Stock with voting and/or conversion rights which could adversely affect the voting power of the holders of the Common Stock, or which could be used as a defensive measure in connection with an attempted hostile takeover of the Company.

Such shares could be privately placed with purchasers who might align themselves with the Board of Directors in opposing a hostile takeover bid. In addition, the Board could authorize holders of a series of Preferred Stock to vote as a class, either separately or with the holders of Common Stock, on any merger, sale or exchange of assets by the Company or any other extraordinary corporate transaction. The Board could also issue Preferred

                      Cinergi Pictures Entertainment Inc.

9. STOCKHOLDERS' EQUITY (CONTINUED)

Stock having terms that could discourage an acquisition attempt or other transaction that some stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then current market price of such stock. Although the Company has no present intention to issue any shares of Preferred Stock, there can be no assurance that the Company will not do so in the future.

10. COMMITMENTS AND CONTINGENCIES

The Company has employment contracts with Mr. Vajna and one of its key officers with the longest term extending through 1999. Collectively, these agreements provide for minimum annual compensation of approximately $1,500,000 that can be increased for incentives based on the Company's achieving specified levels of earnings or the receipt of specific revenues attributable to the commencement of production and distribution of its motion pictures. Pursuant to an amendment to the agreement with the key officer dated January 1, 1997, the key officer received a signing bonus of $600,000, of which $300,000 was used to fully repay two loans previously made by the Company (see Note 7). In addition, Mr. Vajna is entitled to receive additional amounts payable solely out of the revenues of each picture produced after January 1, 1993 after "actual breakeven," as defined in his employment agreement with the Company.

At December 31, 1995 and 1996, the Company had commitments totaling $1,985,000 and $3,205,000 (excluding amounts to Mr. Stone (see below)), respectively in connection with motion picture projects in development and certain other assets.

The Company has leases for certain equipment and office space which expire through 1998. The Company leases its office space from Mr. Vajna under an agreement which expired in 1996. Since such expiration, the Company has been leasing its office space from Mr. Vajna on a month-to-month basis. Rent expense paid in connection with this lease amounted to $462,000 for each of the years ended December 31, 1994, 1995 and 1996. Total rent expense for the years ended December 31, 1994, 1995 and 1996 was $581,000, $702,000 and
$868,000, respectively. Of such amounts, the Company capitalized to film costs $508,000 (1994), $497,000 (1995) and $383,000 (1996). Future minimum payments under noncancelable operating leases are as follows:

                   1997           $ 82,000
                   1998             30,000
                   Thereafter            -
                                  --------
                                  $112,000
                                  --------
                                  --------

                      Cinergi Pictures Entertainment Inc.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

During 1996, the Company entered into a one year capital lease for certain special effects equipment. Such lease, which expires in March 1997, includes an option to purchase the leased equipment for $153,000. Future minimum lease payments under this capital lease amount to $291,000. Amortization of assets recorded under this lease is included in depreciation expense.

In 1990, the Company entered into a distribution agreement and certain related agreements with BVPD (collectively, the BVPD Agreement) whereby BVPD agreed to distribute certain motion pictures produced by the Company in the United States and its possessions, Canada and Latin America. At December 31, 1995 and 1996, $44,949,000 and $29,582,000, respectively, in advances had been recorded as deferred revenue in connection with the BVPD Agreement. The advances for each motion picture bear interest at the Bank of America prime rate (8.25% at December 31, 1996) plus 1.5%.

In connection with an April 1994 amendment of the BVPD Agreement, the Company granted BVPD a warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price equal to $9.00 per share, the initial public offering price, expiring in June 1999. BVPD also purchased concurrently with the Offering at $9.00 per share, the initial public offering price, 555,556 shares of Common Stock for approximately $5,000,000.

The Company and each of its domestic subsidiaries have been S Corporations from their incorporation through the tax year ended December 31, 1993. As a result, the Company and its domestic subsidiaries were not subject to federal income taxes and were subject to a reduced rate of state income taxes through that date. In addition, due to the S Corporation elections, the Company and its domestic subsidiaries have no net operating loss carryforwards for federal and state tax purposes for years prior to 1994. Rather, taxable income and loss of the Company for 1993 and prior years was included in the computation of the taxable income or loss of Mr. Vajna, the Company's sole stockholder during those years. Effective January 1, 1994, the Company and each of the domestic subsidiaries revoked their S Corporation elections. The Company therefore expects that it will be subject to federal and state corporate income tax in 1994 and future tax years.

The corporate income tax returns of the Company for its 1990, 1991, 1992 and 1993 fiscal years are currently under audit by the Internal Revenue Service
(IRS) and California Franchise Tax Board, and returns for the 1993 and 1994 fiscal years remain open to audit. The Company anticipates no federal tax liability and only minimal, if any, California tax liability

                      Cinergi Pictures Entertainment Inc.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

as a result of any income tax audits for pre-1994 years because of the S Corporation election in effect for such years. In the absence of the agreement described below, Mr. Vajna, the sole stockholder of the Company during such period, and not the Company would be responsible for any tax liability assessed as a result of such audits of pre-1994 years.

The Company received approximately $20,000,000 of advances (the Advances) during the fiscal year ended December 31, 1993. The Advances were received in connection with motion pictures that were released during the fiscal year ending December 31, 1994. Consistent with its financial accounting for the Advances and prior tax reporting practices, the Company did not include Advances in its 1993 taxable income, and instead included such amounts - and deducted the related costs - in computing its taxable income for the year in which the underlying motion pictures were released, in this case 1994. It is possible, however, that the IRS will challenge the Company's tax treatment of the Advances, and if the IRS were successful in that challenge, the Company would be required to include the Advances in the computation of its 1993 taxable income without an offsetting deduction in 1993 for costs associated with those motion pictures. As a result of the S Corporation election then in effect, such an adjustment (an Adjustment) to the Company's 1993 taxable income would cause a corresponding increase in the taxable income of Mr. Vajna and, therefore, a significant increase in Mr. Vajna's tax liability for 1993. However, if the Company has cumulative taxable income in 1994 through 1997 (exclusive of the Advances), it would obtain a benefit from the Adjustment in the form of a reduction in its 1994 taxable income and related tax liability as it would not be required to include the Advances in its 1994 taxable income.

Therefore, should Mr. Vajna's tax liability for 1993 increase as a result of the Adjustment (i.e., acceleration of 1994 income into 1993) and only if the Company does have cumulative taxable income in 1994 through 1997 (exclusive of the Advances) and thereby obtains a corresponding decrease in its tax liability, the Company has agreed to reimburse Mr. Vajna for the increase in his 1993 income tax liability. For purposes of calculating cumulative taxable income for the period 1994 through 1997, the effect of any post-1997 net operating loss carrybacks will not be taken into account.

In order to allow the reimbursement, if required, to be paid to Mr. Vajna under tax free provisions of the tax law, the Company paid $10,000,000 to Mr. Vajna in June 1994. Mr. Vajna loaned the Company $10,000,000 to assist in funding the distribution.

From January 1, 1994 through December 31, 1996, the Company had a cumulative taxable loss (treating income relating to the Advances as taxable income in 1994) in excess of $20,000,000.

                      Cinergi Pictures Entertainment Inc.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Should the Company not receive the tax benefit as described above, the Company may offset the $10,000,000 loan payable to Mr. Vajna against a receivable from Mr. Vajna created to reflect the possibility that the Company will not get such benefit. Pursuant to the legal right of offset, such loan payable and corresponding receivable will be netted against one another for financial reporting purposes.

In 1995, the Company completed a transaction structured as a sale-leaseback with respect to its motion picture "Judge Dredd." The Company sold its interest in "Judge Dredd" to British corporation Lloyds Commercial Leasing Ltd. and concurrently leased the film back pursuant to a 12 year lease. The Company retained approximately $3,000,000 of the sale proceeds (after payment of related expenses) and placed the remainder of the sale proceeds (an amount sufficient to satisfy the anticipated aggregate lease payments over the term of the lease assuming certain adjustments do not occur) on deposit with ABN AMRO Bank (the ABN Bank) to be used as security for a guaranty of the lease payments issued by the ABN Bank. The amount retained by the Company reduced unamortized film costs. Under the original terms of such transaction, depending on the level of the UK corporate tax rate over various time periods, the Company could have been liable for additional lease payments or entitled to a return of a portion of the amount on account at the ABN Bank. In October 1996, the parties to such transaction agreed to amend the terms of such transaction to eliminate the adjustments for changes in the UK corporate tax rate. As a result, in October 1996, $1,388,000 (net of related fees) of the funds on account at the ABN Bank were returned to the Company.

In 1996, the Company also completed a sale-leaseback transaction with respect to its motion picture "Evita." The Company sold its interest in "Evita" to Lloyds General Leasing Limited (Lloyds General) and concurrently leased the film back pursuant to a 15 year lease. The Company retained approximately $5,769,000 of the sale proceeds (after payment of related expenses) and placed the remainder of the sale proceeds (an amount sufficient to satisfy the anticipated aggregate lease payments over the term of the lease assuming certain adjustments do not occur) on deposit with the ABN Bank to be used as security for a guaranty of the lease payments issued by the ABN Bank. The amount retained by the Company reduced unamortized film costs. The sale-leaseback transactions with respect to "Judge Dredd" and "Evita" may be unwound by Lloyds General in certain circumstances relating to British tax treatment of the transactions, and the Company could be liable for certain unwind costs which could be substantial, although based upon Lloyds General's discussion with British taxing authorities prior to the respective transactions, the Company believes it unlikely the transactions will be unwound. Pursuant to the Library Sale Agreement (see Note 12),

                      Cinergi Pictures Entertainment Inc.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Disney has agreed, upon consummation of the Film Library Sale, to either acquire the Company's subsidiaries that are the lessees in such sale-leaseback transactions or assume all of such subsidiaries rights and obligations under such leases; however, the Company would remain responsible for any of the foregoing unwind costs.

In December 1995, the U.S. Attorney for the Central District of California served subpoenas (Subpoenas) on the Company relating to a grand jury investigation of federal tax aspects of various transactions involving Andrew
G. Vajna, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and certain other persons and entities (the Investigation). The Company believes the Investigation is focusing primarily on (i) the 1988 and 1989 personal tax returns of Mr. Vajna and the tax returns of certain other persons and entities, and (ii) the ongoing audits of Mr. Vajna's tax returns since 1990 by the Internal Revenue Service. The Company has not been identified by the U.S. Attorney as being a target of the Investigation; however, there can be no assurance that the Company's status will not change in the future. The Company engaged counsel to represent it in connection with the Investigation and is in the process of responding to the Subpoenas. Given the uncertainty of the Investigation, there is currently no basis upon which to estimate the impact, if any, the Investigation may have on the Company.

Pursuant to Article Tenth of the Company's Restated Certificate of Incorporation, Article V of the Company's Bylaws, indemnity agreements entered into between the Company and certain of its officers and directors, and the provisions of Section 145 of the Delaware General Corporation Law, the Company is advancing the expenses of certain of its employees, officers and directors other than Mr. Vajna (Indemnitees) which they may incur in connection with the Investigation. The Indemnitees have undertaken to reimburse the Company for their expenses if it is ultimately determined that they are not entitled to be indemnified. In addition, Mr. Vajna has undertaken to reimburse the Company under certain circumstances with respect to the expenses of the Indemnitees. Given the current uncertainty regarding the scope and duration of the Investigation and the amount of expenses which may be incurred by the Indemnitees in connection with the Investigation, there is no basis upon which to estimate the financial impact which the foregoing may have on the Company.

                      Cinergi Pictures Entertainment Inc.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In connection with the Investigation, the Company has determined to advance the expenses of the Indemnitees which the Indemnitees may incur in connection with the Investigation. As of December 31, 1996, the Company had advanced an aggregate of $154,000 on behalf of the Indemnitees.

In February 1997, the Company ceased production on one of its motion pictures after commencement of principal photography. The Company is currently in discussions with certain parties involved in the production of "Broadway Brawler" regarding settlement of various obligations in connection therewith including, among other things, debt incurred under the Credit Facility in connection with production of the film (approximately $8.3 million at March 31, 1997) and advances (approximately $3 million at March 31, 1997) received from BVPD as part of funding production (repayment of which is guaranteed in both cases by the completion guarantor for the film), as well as shutdown costs and other commitments made in connection with production of the film (approximately $4.7 million at March 31, 1997). The completion guarantor for "Broadway Brawler" guaranteed completion and delivery of a motion picture containing certain essential elements. As the motion picture could not be completed with such essential elements, the completion guarantor is required to pay an amount equal to the amount loaned by the Lenders and advanced by BVPD to make the motion picture and such additional amounts as were required to complete delivery of the motion picture and which had been committed prior to the shut down. Management of the Company believes, although no assurances can be given, that a settlement of the obligations relating to "Broadway Brawler" will be reached. In the event a settlement is not reached, management believes a substantial portion of any obligations the Company might otherwise have with respect to "Broadway Brawler" will be borne by the completion guarantor.

The Company had an output agreement in France with Le Film Office ("LFO") (which expired after the delivery of "Evita"). Pursuant to the output agreement with LFO, a $3,071,000 advance was payable to the Company upon delivery of "The Shadow Conspiracy" to LFO. On August 27, 1996, LFO filed for and obtained a temporary restraining order in California Superior Court in Los Angeles, California (the "Court"), restraining the Company, Summit (the international sales company handling the international distribution of "The Shadow Conspiracy") and Chase (one of the lenders under the Company's Credit Facility), from drawing down the letter of credit securing LFO's advance on the basis of LFO's allegations that the Company failed to give proper notice to LFO for extending the delivery date of "The Shadow Conspiracy". On September 20, 1996, the Court issued a preliminary injunction against the Company, Summit and Chase. The parties agreed to stay the Court

                      Cinergi Pictures Entertainment Inc.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

proceedings and submit the dispute to binding arbitration by the American Film Marketing Association, as required by the output agreement. However, LFO filed a motion with the Court seeking to dismiss the arbitration and proceed with the litigation in Court. On April 10, 1997, such motion was denied by the Court. An arbitration hearing is scheduled for April 17, 1997. The Company believes that LFO's allegations are without merit and intends to defend them vigorously. In light of the disappointing domestic box office performance of "The Shadow Conspiracy" and the adverse publicity generated in France by LFO's refusing to accept delivery of "The Shadow Conspiracy", in the event the Company does not prevail in the arbitration, it believes that it will be difficult to obtain alternative distribution of "The Shadow Conspiracy" in France. In addition, even if an alternative distribution arrangement is obtained, it is unlikely any such arrangement will provide for an advance on delivery or otherwise be on terms as advantageous as those under the Company's output agreement with LFO. Accordingly, if the Company does not prevail in the arbitration, the Company could be required to write down the carrying value of the film by an amount equal to the difference between the amount of LFO advance not received and amounts actually received by the Company pursuant to alternative distribution arrangements, if any.

Trial is scheduled for August 11, 1997, in Los Angeles Superior Court, in a lawsuit by Laurence Fishburne and the LOA Productions, Inc., Mr. Fishburne's loan-out corporation, against the Company, a subsidiary of the Company and Randolph M. Paul, Senior Vice President, Business Affairs and a Director of the Company. The action, for breach of oral contract, fraud and deceit, and civil conspiracy and declaratory relief, was originally filed on July 11, 1994. The plaintiffs claim that the Company entered into an oral contract for Mr. Fishburne to appear in the motion picture, "Die Hard, with a Vengeance," but repudiated the contract the following day. On September 4, 1994, the Company successfully demurred to all of the plaintiffs' causes of action except the breach of contract claim, and on November 29, 1994, the Company successfully demurred to an amended complaint for bad faith denial of existence of contract. On December 29, 1994, the Company and the other defendants answered the First Amended Complaint for breach of contract, fraud and deceit and civil conspiracy. Summary adjudication has been obtained in favor of Mr. Vajna, who was named as an additional defendant in the original complaint. Plaintiffs are claiming damages of $1,750,000, representing the fixed compensation to which they alleged they are entitled, additional compensatory damages of up to $350,000 and general and punitive damages. The Company believes it has meritorious defenses and is defending the action vigorously.

                      Cinergi Pictures Entertainment Inc.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has a "first-look" arrangement with Oliver Stone and certain of his affiliated entities pursuant to which Mr. Stone submits to the Company all theatrical motion picture projects owned or controlled by Mr. Stone for the Company's development and consideration of possible production and, as consideration for Mr. Stone's submitting such projects to the Company, the Company pays certain amounts annually to Mr. Stone for overhead and development. Disney has reimbursed the Company for all amounts paid to Mr. Stone ($2,685,000 in 1996); however, pursuant to the Library Sale Agreement, the Company will be responsible for all future payments due to Mr. Stone for the duration of the arrangement, which expires February 10, 1998. The Company currently estimates the payments due under Mr. Stone's agreement during such period will be approximately $1,875,000.

In 1996, the Company and Hollywood Pictures Company (HPC), as subsidiary of The Walt Disney Company, entered into a Financing and Distribution Agreement whereby the Company is financially obligated to pay to HPC the lesser of 50% of the cost of the motion picture tentatively entitled "Deep Rising" or $22,500,000, in exchange for (i) a 50% equity participation in such motion picture and (ii) a sales fee for international distribution of such motion picture. In connection with the Library Sale Agreement (see Note 12), upon consummation of the Film Library Sale, the Company will no longer be obligated to pay the latter amount, will relinquish the equity participation and sales fee, and will no longer serve as sales agent with respect to such motion picture. At December 31, 1996, the Company had an obligation to BVPD in connection with this arrangement amounting to $3,675,000.

The Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company does not currently believe that any such proceedings will have a material adverse effect on the Company's operations or financial condition.

11. STOCK OPTION PLANS

In 1994, the Company adopted two stock option plans. The Basic Stock Option and Stock Appreciation Rights Plan (the Basic Plan) is for regular full-time employees, directors and consultants. The Special Stock Option and Stock Appreciation Rights Plan (the Special Plan) is for certain key or highly compensated employees and is designed to provide alternative procedures for meeting special requirements imposed by federal income tax law in connection with making grants to certain key or highly compensated employees. Furthermore, grants of options or stock appreciation rights (SARs) under the Special Plan will reduce the maximum amount of options and SARs that can be issued in the aggregate and to the recipient under the Basic Plan. Both the Basic Plan and the Special Plan provide for the grant of "incentive stock options" (ISOs) and "nonqualified stock options" (NSOs) to acquire the Company's Common Stock, as well as SARs entitling the recipient on exercise to receive payment of increases in the market value of the Company's Common

                      Cinergi Pictures Entertainment Inc.

11. STOCK OPTION PLANS (CONTINUED)

Stock from the date of grant to the date of exercise. ISOs may only be issued to employees of the Company and its subsidiaries, whereas NSOs and SARs may be issued to employees and other persons. The maximum number of shares subject to the Basic Plan and the Special Plan are 500,000 and both plans by their terms will expire on December 31, 2003 unless terminated sooner by the Company.

On October 28, 1994, the Company's compensation committee, which consisted of two outside Directors of the Company adopted a program for the cancellation of certain options granted under the Basic Plan and Special Plan prior to such date (the Reissuance Date) and the reissuance of new options for the same number of shares for which the old options could have been exercised with exercise prices equal to the closing price of the Company's Common Stock on the Reissuance Date.

A summary of stock option activity under all plans relating to certain employees and other persons who provide services to the Company is as follows:




                                                          WEIGHTED-
                                                          AVERAGE
                                                          EXERCISE
                                            SHARES         PRICE
                                          --------------------------
    Balance at January 1, 1994                   -         $   -
    Granted                                 78,350(1)       7.26
                                          --------------------------
    Balance at December 31, 1994            78,350          7.26

    Granted                                129,000(2)       3.96
    Canceled                                (8,350)         6.73
                                          --------------------------
    Balance at December 31, 1995           199,000         $5.14

    Granted                                 66,000(3)       2.00
    Canceled                               (10,500)         4.17
                                          --------------------------
    Balance at December 31, 1996           254,500         $4.37
                                          --------------------------
                                          --------------------------

                      Cinergi Pictures Entertainment Inc.

11. STOCK OPTION PLANS (CONTINUED)

                                                      DECEMBER 31,
                                            ------------------------------------
                                             1994           1995          1996
                                            ------         ------        -------
    Exercisable                             78,350         98,334        128,660
    Weighted Average Exercise Price         $7.26          $6.43          $5.45

(1) These options fully vested on the date of grant.

(2) Options relating to 1994 service vest one-third on the date of grant, one-third one year after the date of grant, and one-third two years after the date of grant. Options relating to 1995 service vest one-third one year after the date of grant, one-third two years after the date of grant, and one-third three years after the date of grant. Certain options granted under the Special Plan vest in full on the date of grant.

(3) These options vest one-third one year after the date of grant, one-third two years after the date of grant, and one-third three years after the date of grant.

The following table summarizes information about stock options outstanding at December 31, 1996:

                                          OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                     ------------------------------------------------------------------
                   NUMBER             WEIGHTED-
                 OUTSTANDING           AVERAGE          WEIGHTED-                             WEIGHTED-
                     AT               REMAINING          AVERAGE                               AVERAGE
EXERCISE        DECEMBER 31,         CONTRACTUAL         EXERCISE            NUMBER            EXERCISE
 PRICE              1996                LIFE              PRICE            EXERCISABLE          PRICE
-------------------------------------------------------------------------------------------------------
$2.00              66,000             9.9 years           $2.00               15,000            $2.00
 3.88             109,500             9.0 years            3.88               40,540             3.88
 4.88              10,000             8.9 years            4.88               10,000             4.88
 6.63              10,000             7.9 years            6.63               10,000             6.63
 6.88              29,000             7.8 years            6.88               23,120             6.88
 8.00              30,000             2.3 years            8.00               30,000             8.00

At December 31, 1996, 1995 and 1994, 78,350, 199,000 and 254,500 shares of
Common Stock were reserved for future issuance under the Basic Plan and Special Plan. Options to purchase 421,650 (1994), 301,000 (1995) and 245,000
(1996) were available for grant under the Basic Plan and Special Plan.

                      Cinergi Pictures Entertainment Inc.

12. SUBSEQUENT EVENTS


On April 3, 1997, the Company entered into a Purchase and Sale agreement (the "Library Sale Agreement") with Walt Disney Pictures and Television, a subsidiary of The Walt Disney Company, to sell to Walt Disney Pictures and Television substantially all of the films in the Company's motion picture library and certain other assets (referred to herein as the "Film Library Sale"; "Disney" is used herein to refer to Walt Disney Pictures and Television and/or its affiliates, including The Walt Disney Company, as applicable). In exchange for the assets being sold to Disney, Disney has agreed to relinquish its equity interest in the Company (555,556 shares of the Company's Common Stock and a warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $9.00 per share) and cancel its outstanding loans and outstanding interest to the Company (approximately $36,654,000 as of December 31, 1996). In addition, Disney has agreed to assume with respect to the films and rights therein being sold to Disney all residuals and participation obligations, as well as all scheduled obligations relating to the Company's existing exploitation agreements. Disney has also agreed to assume the outstanding debt under the Company's credit facility relating to the soon to be completed "An Alan Smithee Film," (one of the films included in the Film Library Sale) up to a maximum amount of $10,000,000 (which the Company anticipates will not be exceeded), and the Company has agreed to transfer to Disney all minimum guarantee payments and any overages paid or to be paid with respect to such film.

The film library being sold to Disney includes primarily all of the Company's rights (except minimum guarantee payments for films other than "An Alan Smithee Film") to the following eleven motion pictures: "Medicine Man," "Tombstone," "Renaissance Man," "Color of Night," "Judge Dredd," "The Scarlet Letter," "Nixon," "Evita" (excluding soundtrack rights, which will be retained by the Company), "Amanda," "The Shadow Conspiracy," and "An Alan Smithee Film." Disney will also retain overages otherwise payable to the Company by Disney after January 1, 1997 with respect to certain distribution rights to "Die Hard, With a Vengeance" previously licensed to Disney. In addition, upon consummation of the Film Library Sale, the Company's twenty-five film domestic distribution arrangement with BVPD, under which nine films have been delivered, will be terminated.

The Film Library Sale is subject to numerous conditions, including, among other things, completion of certain due diligence by Disney, expiration of any applicable Hart-Scott-Rodino waiting period, and the approval of the Company's stockholders. The Library Sale Agreement and related Film Library Sale may also be terminated by the Company or Disney in certain circumstances, including, among other things, upon failure to consummate the Film Library Sale by September 15, 1997. Management of the Company

                      Cinergi Pictures Entertainment Inc.

12. SUBSEQUENT EVENTS

(including Chairman of the Board and Chief Executive Officer, Andrew G. Vajna), which owns approximately 43.7% of the outstanding Common Stock of the Company, has agreed to vote its shares in favor of the transaction in accordance with the terms of the Library Sale Agreement.

On April 3, 1997, the Company also announced that it does not presently intend to commence production on any additional motion pictures (although the Library Sale Agreement does not preclude the Company, pending consummation of the Film Library Sale, from commencing production on films that would not be distributed by Disney) and that it is in the process of considering its alternatives assuming consummation of the Film Library Sale to Disney. Such alternatives include disposing of those assets which are not being sold to Disney, in one or a series of transactions.

Not included in the Film Library Sale to Disney are the Company's slate of approximately forty development projects, the Company's visual effects facility, and Cinergi's rights in "Die Hard, With a Vengeance" (which the company owns with Twentieth Century Fox which controls the sequel rights to the film).

13. GEOGRAPHICAL INFORMATION

The Company's operations are principally developing, financing, producing and licensing feature-length motion pictures worldwide. In 1994, the Company earned revenues from one significant customer of approximately $43,207,000 (40%). In 1995, the Company earned revenues from two significant customers of approximately $57,808,000 (30%) and $44,053,000 (23%). In 1996, the Company
earned revenues from two significant customers of approximately $43,454,000 (33%) and $12,937,000 (10%).

Export revenues by geographic area are as follows:


                                    YEAR ENDED DECEMBER 31,
                            ------------------------------------------
                                1994           1995           1996
                            ------------------------------------------
Europe                       $45,200,000    $72,648,000    $41,964,000
Asia                          16,248,000     51,970,000     19,377,000
South America                  4,058,000      3,813,000      4,428,000
Other                          4,373,000      9,897,000      4,927,000
                            ------------------------------------------
Total export revenue        $109,028,000   $192,880,000    $70,696,000
                            ------------------------------------------
                            ------------------------------------------

                      Cinergi Pictures Entertainment Inc.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Certain quarterly financial information is presented below:

                                       FIRST         SECOND           THIRD          FOURTH
                                      QUARTER        QUARTER         QUARTER        QUARTER(1)(2)      YEAR
                                    -----------------------------------------------------------------------------
1995:
 Revenues                           $12,706,000    $50,960,000     $51,528,000      $77,686,000     $192,880,000
 Gross profit (loss)                    905,000     (8,936,000)     (8,162,000)       4,529,000      (11,664,000)
 Operating income (loss)                336,000     (9,756,000)     (9,217,000)       1,875,000      (16,762,000)
 Net income (loss)                      233,000     (9,435,000)     (9,059,000)       2,199,000      (16,062,000)
                                            .02           (.76)           (.64)             .15            (1.23)
 Net income (loss) per share

1996:
 Revenues                           $37,116,000    $22,467,000     $30,189,000      $43,228,000     $133,000,000
 Gross profit (loss)                    781,000        391,000       1,646,000       (9,430,000)      (6,612,000)
 Operating income (loss)               (695,000)    (1,012,000)       (465,000)     (14,192,000)     (16,364,000)
 Net income (loss)                     (637,000)      (716,000)       (294,000)     (14,258,000)     (15,905,000)
 Net income (loss) per share               (.04)          (.05)           (.02)           (1.01)           (1.12)

(1) In the fourth quarter of 1995, the Company revised its revenue and certain cost estimates related to released films, the effect of which decreased the net income in the quarter ended December 31, 1995, by approximately $3,700,000.

(2) In the fourth quarter of 1996, the Company revised its revenue and certain cost estimates related to released films, the effect of which decreased the net income in the quarter ended December 31, 1996, by approximately $5,964,000.