Form 10-Q
period 1997-03-31
CINERGI PICTURES ENTERTAINMENT INC
filed 1997-05-20
CIK 922519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934

                      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                            OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         Commission file number 0-23958

                            ------------------------

                      CINERGI PICTURES ENTERTAINMENT INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                 95-4247952
     (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

            2308 BROADWAY
       SANTA MONICA, CALIFORNIA                           90404
   (Address of principal executive                      (Zip Code)
               offices)

       Registrant's telephone number, including area code: (310) 315-6000

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 15, 1997, there were 13,446,874 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CINERGI PICTURES ENTERTAINMENT INC.
                                     INDEX
                         PART I.  FINANCIAL INFORMATION

                                                                                                            PAGE NO.
                                                                                                          -------------
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets--December 31, 1996 and
           March 31, 1997 (unaudited)...................................................................            3

           Condensed Consolidated Statements of Operations (unaudited) for the three months ended March
           31, 1996 and March 31, 1997..................................................................            5

           Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March
           31, 1996 and March 31, 1997..................................................................            6

           Notes to Condensed Consolidated Financial Statements (unaudited).............................            8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........           13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................................           17

                                              PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................           18

Item 2.    Changes in Securities........................................................................           18

Item 3.    Defaults Upon Senior Securities..............................................................           18

Item 4.    Submission of Matters to a Vote of Security Holders..........................................           18

Item 5.    Other Information............................................................................           18

Item 6.    Exhibits and Reports on Form 8-K.............................................................           19

Signature...............................................................................................           20

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CINERGI PICTURES ENTERTAINMENT INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,     MARCH 31,
                                                                                        1996            1997
                                                                                   --------------  --------------
                                                                                                    (UNAUDITED)
                                                     ASSETS

Cash and cash equivalents........................................................  $   27,364,000  $   25,407,000
Restricted cash..................................................................       5,654,000       4,182,000
Accounts receivable..............................................................      10,850,000      16,024,000
Accounts receivable, related parties.............................................         799,000         612,000
Film costs, less accumulated amortization........................................     103,792,000      92,704,000
Property and equipment, at cost, less accumulated depreciation...................       4,819,000       4,531,000
Other assets.....................................................................       3,270,000       2,481,000
                                                                                   --------------  --------------
    TOTAL ASSETS.................................................................  $  156,548,000  $  145,941,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable...............................................................  $    2,141,000  $    2,259,000
  Accrued interest...............................................................          23,000          51,000
  Accrued residuals & participations.............................................      13,045,000      11,232,000
  Deferred revenue...............................................................      46,568,000      29,312,000
  Capital lease obligation.......................................................         291,000        --
  Loans payable..................................................................       6,026,000      15,365,000
  Notes and amounts payable to related parties...................................      49,747,000      54,195,000
                                                                                   --------------  --------------
    TOTAL LIABILITIES............................................................  $  117,841,000  $  112,414,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                      CINERGI PICTURES ENTERTAINMENT INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                    DECEMBER 31,     MARCH 31,
                                                                                        1996            1997
                                                                                   --------------  --------------
                                                                                                    (UNAUDITED)
Common Stock with certain redemption features, $.01 par value,
  744,682 (1996) and 0 (1997) shares issued and outstanding less notes receivable from related parties amounting to $900,000 (1996) and $0
  (1997).........................................................................  $    2,100,000  $     --

Commitments & Contingencies (Note 4).............................................        --              --

STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value, 5,000,000 shares authorized,
    no shares issued and outstanding.............................................        --              --
  Common Stock, $.01 par value, 20,000,000 shares authorized, 13,074,533 (1996)
    and 13,446,874 (1997) shares issued and outstanding..........................         131,000         135,000
  Additional Paid-in Capital.....................................................      65,548,000      68,094,000
  Retained Deficit...............................................................     (29,072,000)    (34,252,000)
                                                                                   --------------  --------------
    TOTAL STOCKHOLDERS' EQUITY...................................................      36,607,000      33,977,000

  Receivable from shareholder....................................................        --              (450,000)
                                                                                   --------------  --------------
                                                                                   $   36,607,000  $   33,527,000
                                                                                   --------------  --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.........................................  $  156,548,000  $  145,941,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

NOTE: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principals for complete financial statements.

           See Notes to Condensed Consolidated Financial Statements.

                      CINERGI PICTURES ENTERTAINMENT INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ----------------------------
                                                                                         1996           1997
                                                                                     -------------  -------------
Revenues
  Feature films....................................................................  $  37,105,000  $  26,525,000
  Fee income.......................................................................         11,000       --
                                                                                     -------------  -------------
                                                                                        37,116,000     26,525,000

Cost and expenses:
  Amortization of film costs, residuals & participations...........................     36,335,000     27,344,000
  Selling, general & administrative expenses.......................................      1,476,000      3,519,000
                                                                                     -------------  -------------
Operating loss.....................................................................       (695,000)    (4,338,000)

Interest expense...................................................................       (176,000)    (1,133,000)
Interest income....................................................................        234,000        291,000
                                                                                     -------------  -------------
Net loss...........................................................................  $    (637,000) $  (5,180,000)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Net loss per share.................................................................  $       (0.04) $       (0.39)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Weighted average number of shares outstanding......................................     14,192,000     13,451,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

           See Notes to Condensed Consolidated Financial Statements.

                      CINERGI PICTURES ENTERTAINMENT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ------------------------------
                                                                                         1996            1997
                                                                                    --------------  --------------
OPERATING ACTIVITIES

Net loss..........................................................................  $     (637,000) $   (5,180,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation....................................................................         294,000         304,000
  Amortization of unearned compensation...........................................         312,000        --
  Film cost amortization..........................................................      33,686,000      25,688,000
  Changes in operating assets and liabilities:
    Accounts receivable...........................................................         617,000      (5,174,000)
    Accounts receivable, related parties..........................................         (48,000)        187,000
    Film cost additions...........................................................     (39,726,000)    (14,600,000)
    Other assets..................................................................         764,000         789,000
    Accounts payable and accrued interest.........................................       5,410,000         146,000
    Accrued residuals and participations payable..................................         352,000      (1,813,000)
    Deferred revenue..............................................................      (8,070,000)    (17,256,000)
                                                                                    --------------  --------------
Net cash used in operating activities.............................................      (7,046,000)    (16,909,000)

INVESTING ACTIVITIES

Purchase of property and equipment................................................         (31,000)        (16,000)
                                                                                    --------------  --------------
Net cash used in investing activities.............................................         (31,000)        (16,000)

           See Notes to Condensed Consolidated Financial Statements.

                      CINERGI PICTURES ENTERTAINMENT INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ------------------------------
                                                                                         1996            1997
                                                                                    --------------  --------------
FINANCING ACTIVITIES

Increase in loans payable.........................................................  $   19,815,000  $   18,555,000
Payments on loans payable.........................................................     (19,196,000)     (9,216,000)
Decrease in restricted cash.......................................................        --             1,472,000
Increase in notes and amounts payable to related parties..........................         238,000       5,210,000
Payments on notes and amounts payable to related parties..........................        (544,000)       (762,000)
Payments on capital lease obligation..............................................        (575,000)       (291,000)
                                                                                    --------------  --------------
Net cash (used in) provided by financing activities...............................        (262,000)     14,968,000
                                                                                    --------------  --------------
Decrease in cash..................................................................      (7,339,000)     (1,957,000)

Cash and cash equivalents at beginning of year....................................      29,832,000      27,364,000
                                                                                    --------------  --------------
Cash and cash equivalents at end of period........................................  $   22,493,000  $   25,407,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
  Income taxes....................................................................  $       23,000        --

THREE MONTHS ENDING MARCH 31, 1996

    Visual effects equipment amounting to $1,102,000 was purchased under a capital lease agreement.

THREE MONTHS ENDING MARCH 31, 1997

    In January 1997, the Company repurchased 372,341 shares of Common Stock of the Company in exchange for the forgiveness of a note amounting to $450,000.

           See Notes to Condensed Consolidated Financial Statements.

                      CINERGI PICTURES ENTERTAINMENT INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)
                                 March 31, 1997

NOTE 1--PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements of Cinergi Pictures Entertainment Inc. (the "Company" or "CPEI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in CPEI's Annual Report on Form 10-K ("Annual Report") filed with the Securities and Exchange Commission.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

    NET LOSS PER COMMON SHARE. The per share data for the three month periods ended March 31, 1996 and 1997 are based on the weighted average number of common and common share equivalents outstanding during the period. Common Stock with certain redemption features are considered common share equivalents. Stock options and warrants are considered common share equivalents if dilutive.

    RECENT DEVELOPMENTS. In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share ("EPS"). SFAS No. 128 was issued to simplify the standards for calculating EPS previously found in APB No. 15, Earnings Per Share. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and warrants. Diluted EPS for the Company will reflect all potential dilutive securities. Under the provisions of SFAS 128, basic and diluted EPS would have been the same as the reported amounts.

NOTE 3--FILM COSTS

    Film costs consist of the following:

                                                                DECEMBER 31,     MARCH 31,
                                                                    1996            1997
                                                               --------------  --------------
Released, less amortization..................................  $   52,077,000  $   63,854,000
Completed, not released......................................      37,025,000        --
In production................................................       9,373,000      22,602,000
Development..................................................       5,317,000       6,248,000
                                                               --------------  --------------
                                                               $  103,792,000  $   92,704,000
                                                               --------------  --------------
                                                               --------------  --------------

    The film costs in production at March 31, 1997, includes $12,885,000 relating to BROADWAY BRAWLER.

                      CINERGI PICTURES ENTERTAINMENT INC.

                                  (UNAUDITED)
                                 March 31, 1997

NOTE 4--COMMITMENTS AND CONTINGENCIES

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

    Pursuant to Article Tenth of the Company's Restated Certificate of Incorporation, Article V of the Company's Bylaws, indemnity agreements entered into between the Company and certain of its officers and directors, and the provisions of Section 145 of the Delaware General Corporation Law, the Company is advancing the expenses of certain of its employees, officers and directors other than Mr. Vajna (Indemnitees) which they may incur in connection with the Investigation. As of May 15, 1997, the Company had advanced an aggregate of $192,000 on behalf of the Indemnitees. The Indemnitees have undertaken to reimburse the Company for their expenses if it is ultimately determined that they are not entitled to be indemnified. In addition, Mr. Vajna has undertaken to reimburse the Company under certain circumstances with respect to the expenses of the Indemnitees. Given the current uncertainty regarding the scope and duration of the Investigation and the amount of expenses which may be incurred by the Indemnitees in connection with the Investigation, there is no basis upon which to estimate the financial impact which the foregoing may have on the Company.

    In February 1997, the Company ceased production on the motion picture, BROADWAY BRAWLER after commencement of principal photography and entered into discussions with certain parties involved in the production, including Buena Vista Pictures Distribution, Inc. ("BVPD"), a performer in the film and an affiliate of such individual, regarding settlement of various obligations ("Shutdown Costs") incurred in connection with the production and shut down of the film. As a result of agreements entered into among such parties, on May 15, 1997, the Company was relieved of the obligation to repay $3,000,000 in advances which had been made by BVPD as part of funding production of the film, the Company transferred its BROADWAY BRAWLER subsidiary and the Company's rights in the film to the performers affiliate, the Company was paid an aggregate of $11,821,000 representing Shutdown Costs incurred or committed to by the Company and payment for the transfer of the production subsidiary and the film rights. Of the $11,821,000 paid to the Company, approximately $8,466,000 was immediately used by the Company to repay the debt incurred under the Credit Facility in connection with production of the film, and the Company was indemnified for additional Shutdown Costs it may bear, subject to certain limited exceptions and limitations. The Company was not reimbursed for overhead otherwise allocable to production of the film.

    The Company has settled legal proceedings with Le Film Office ("LFO") which had arisen with respect to a $3,071,000 minimum guarantee advance payable by LFO to the Company upon delivery of THE SHADOW CONSPIRACY to LFO pursuant to an output arrangement then in effect between the Company and

                      CINERGI PICTURES ENTERTAINMENT INC.

                                  (UNAUDITED)
                                 March 31, 1997

NOTE 4--COMMITMENTS AND CONTINGENCIES (CONTINUED)
LFO. In August and September 1996, respectively, LFO obtained first a temporary restraining order and then a preliminary injunction in California Superior Court, Los Angeles, California (the "Court") preventing the Company, the international sales company handling the international distribution of THE SHADOW CONSPIRACY, and one of the lenders under the Company's credit facility, from drawing down the letter of credit securing LFO's minimum guarantee advance on the basis of LFO's allegations that the Company failed to give proper notice to LFO for extending the delivery date of THE SHADOW CONSPIRACY. The parties agreed to stay the Court proceedings and submit the dispute to binding arbitration by the American Film Marketing Association which occurred on April 17, 1997. On April 18, 1997 and before a decision could be rendered in the arbitration, the Company and LFO entered into a settlement agreement whereby the parties agreed to reduce the minimum guarantee advance from $3,071,000 to $2,300,000, which was subsequently paid on May 12, 1997 by LFO (which will distribute the film in France). On May 13, 1997, the Court proceeding was dismissed and the arbitration proceeding was terminated.

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

    The Company has a "first-look" arrangement with Oliver Stone and certain of his affiliated entities pursuant to which Mr. Stone submits to the Company all theatrical motion picture projects owned or controlled by Mr. Stone for the Company's development and consideration of possible production and, as consideration for Mr. Stone's submitting such projects to the Company, the Company pays certain amounts annually to Mr. Stone for overhead and development. The Walt Disney Company has reimbursed the Company for all amounts payable to Mr. Stone through February 10, 1997. However, pursuant to the agreement between the Company and Walt Disney Pictures and Television, a subsidiary of The Walt Disney Company for the sale of substantially all of the films in the Company's motion picture library and certain other assets to Walt Disney Pictures and Television (see Note 5 below), the Company will be responsible for all payments due to Mr. Stone from February 10, 1997 through expiration of the arrangement on

                      CINERGI PICTURES ENTERTAINMENT INC.

                                  (UNAUDITED)
                                 March 31, 1997

NOTE 4--COMMITMENTS AND CONTINGENCIES (CONTINUED)
February 10, 1998. The Company currently estimates the payments due under Mr. Stone's agreement during such period will be approximately $1,875,000.

    In 1996, the Company and Hollywood Pictures Company (HPC), a subsidiary of The Walt Disney Company, entered into a Financing and Distribution Agreement whereby the Company is financially obligated to pay to HPC the lesser of 50% of the cost of the motion picture tentatively entitled DEEP RISING or $22,500,000 (the "Cinergi Amount"), in exchange for (i) a 50% equity participation in such motion picture and (ii) a sales fee for international distribution of such motion picture. In connection with the Company's April 1997 agreement with Walt Disney Pictures and Television, upon consummation of the sale of substantially all of the films in the Company's motion picture library and certain other assets to Walt Disney Pictures and Television, the Company will no longer be obligated to pay the Cinergi Amount, will relinquish the equity participation and sales fee, and will no longer serve as sales agent with respect to such motion picture.

    The Company was not in compliance with three covenants under the Company's credit facility (the minimum consolidated net worth covenant, the limitation on capital expenditures and the limitation on unallocated overhead costs) at December 31, 1996 and one covenant under the credit facility (the minimum consolidated net worth covenant) at March 31, 1997 and is therefore in default under the credit facility. The Company has requested waivers of the December defaults and intends to seek a waiver of the March default, however, there can be no assurance that the lenders, under the credit facility, will grant such waivers. If the lenders were to accelerate the amounts outstanding under the credit facility as a result of such defaults, such acceleration would also constitute a default under the Company's term loan agreements with BVPD. The Company, however, believes that it currently has sufficient resources to satisfy the amounts outstanding under the credit facility in the event the lenders were to accelerate the amounts outstanding thereunder as a result of such defaults.

NOTE 5--SUBSEQUENT EVENTS

    On April 3, 1997, the Company entered into a Purchase and Sale agreement (the "Library Sale Agreement") with Walt Disney Pictures and Television, a subsidiary of The Walt Disney Company, to sell to Walt Disney Pictures and Television substantially all of the films in the Company's motion picture library and certain other assets (referred to herein as the "Film Library Sale"; "Disney" is used herein to refer to Walt Disney Pictures and Television and/or its affiliates, including The Walt Disney Company, as applicable). In exchange for the assets being sold to Disney, Disney has agreed to relinquish its equity interest in the Company (555,556 shares of the Company's Common Stock and a warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $9.00 per share) and cancel its outstanding loans and outstanding interest to the Company (approximately $38,433,000 as of March 31, 1997). In addition, Disney has agreed to assume with respect to the films and rights therein being sold to Disney all residuals and participation obligations, as well as all scheduled obligations relating to the Company's existing exploitation agreements. Disney has also agreed to assume the outstanding debt under the Company's credit facility relating to the soon to be completed AN ALAN SMITHEE FILM (one of the films included in the Film Library Sale), up to a maximum amount of $10,000,000 (which the Company anticipates will not be exceeded), and the Company has agreed to transfer to Disney all minimum guarantee payments and any overages paid or to be paid with respect to such film.

                      CINERGI PICTURES ENTERTAINMENT INC.

                                  (UNAUDITED)
                                 March 31, 1997

NOTE 5--SUBSEQUENT EVENTS (CONTINUED)
    The film library being sold to Disney includes primarily all of the Company's rights (except minimum guarantee payments for films other than AN ALAN SMITHEE FILM) to the following eleven motion pictures: MEDICINE MAN, TOMBSTONE, RENAISSANCE MAN, COLOR OF NIGHT, JUDGE DREDD, THE SCARLET LETTER, NIXON, EVITA (excluding soundtrack rights, which will be retained by the Company), AMANDA, THE SHADOW CONSPIRACY, and AN ALAN SMITHEE FILM. Disney will also retain overages otherwise payable to the Company by Disney after January 1, 1997 with respect to certain distribution rights to DIE HARD WITH A VENGEANCE previously licensed to Disney. In addition, upon consummation of the Film Library Sale, the Company's twenty-five film domestic distribution arrangement with BVPD, under which nine films have been delivered, will be terminated.

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

    Not included in the Film Library Sale to Disney are the Company's slate of approximately forty development projects, the Company's visual effects facility, the EVITA soundtrack rights and Cinergi's rights in DIE HARD WITH A VENGEANCE (which the Company owns with Twentieth Century Fox which controls the sequel rights to the film).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY HAS ENTERED INTO AN AGREEMENT TO SELL SUBSTANTIALLY ALL OF THE FILMS IN THE COMPANY'S MOTION PICTURE LIBRARY AND CERTAIN OTHER ASSETS TO WALT DISNEY PICTURES AND TELEVISION AND IS CONSIDERING ITS ALTERNATIVES ASSUMING CONSUMMATION OF SUCH SALE (WHICH INCLUDE DISPOSING OF ADDITIONAL ASSETS IN ONE OR A SERIES OF TRANSACTIONS). THE AGREEMENT TO SELL SUBSTANTIALLY ALL OF THE FILMS IN THE COMPANY'S MOTION PICTURE LIBRARY IS SUBJECT TO NUMEROUS CONDITIONS AND MAY ALSO BE TERMINATED IN CERTAIN CIRCUMSTANCES. NO ASSURANCES CAN BE GIVEN THAT SUCH SALE OR ANY ADDITIONAL SALE OF ASSETS OR OTHER TRANSACTIONS WILL BE CONSUMMATED. IN ADDITION, THE COMPANY ALSO HAS ANNOUNCED THAT IT DOES NOT PRESENTLY INTEND TO COMMENCE PRODUCTION ON ANY ADDITIONAL MOTION PICTURES. AS A RESULT, THE COMPANY'S RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS (INCLUDING FOR THE YEAR ENDING DECEMBER 31, 1997). ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING, WITHOUT LIMITATION, THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR ITS FISCAL YEAR ENDED DECEMBER 31, 1996. THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE COMPANY. THE COMPANY DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE COMPANY OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

    As indicated under Note 5 to "Notes to Condensed Consolidated Financial Statements (unaudited)" under Item 1 above, in April 1997, the Company entered into the Library Sale Agreement with Disney, to sell to Disney, subject to certain conditions (including completion of certain due diligence by Disney, expiration of any applicable Hart-Scott-Rodino waiting period, and the approval of the Company's stockholders) and termination in certain circumstances (including upon failure to consummate the Film Library Sale by September 15, 1997), substantially all of the films in the Company's motion picture library and certain other assets. Upon consummation of the Film Library Sale, the Company's twenty-five film domestic distribution arrangement with BVPD, an affiliate of Disney, under which nine films have been delivered, will be terminated. The Company has also announced that it does not presently intend to commence production on any additional motion pictures and that it is in the process of considering its alternatives assuming consummation of the Film Library Sale to Disney, including disposing of those assets which are not being sold to Disney, in one or a series of transactions. In connection therewith, the Company is presently in discussions regarding the potential sale of a substantial portion of the assets that would remain assuming consummation of the Film Library Sale. Not included in the Film Library Sale to Disney are the Company's slate of approximately forty development projects, the Company's visual effects facility and Cinergi's rights in DIE HARD WITH A VENGEANCE (which the Company owns with Twentieth Century Fox which controls the sequel rights to the film). In addition to Note 5 to "Notes to Condensed Consolidated Financial Statements (unaudited)" under Item 1 above, see the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996, its Current Report on Form 8-K dated April 3, 1997 filed by the Company with the Securities and Exchange Commission on April 4, 1997, and the Library Sale Agreement (Exhibit 2 hereto) for additional information regarding the Film Library Sale and the Library Sale Agreement.

    The Company currently anticipates that any decision made regarding its alternatives assuming consummation of the Film Library Sale will effectively result, after provision for the Company's remaining liabilities, in a cash payment to the Company's stockholders in exchange for their equity interests in the Company. However, no assurance can be given that the Film Library Sale or any additional transactions will be consummated or that a cash payment of any type will be made to the Company's stockholders and no assurances can be given as to the amount of any cash payment, if made. No agreements have been entered into or record date set with respect to any additional transactions, and any such transaction or series of transactions would be subject to, among other things, consummation of the Film Library Sale and receipt of applicable, including stockholder, approvals. Assuming consummation of the Film Library Sale and receipt of all applicable approvals with respect to any additional transactions, the amount of any payment to the Company's stockholders would depend upon, among other things, the terms of such additional transactions (including any transactions to dispose of the Company's remaining assets) and the provisions made to satisfy the Company's remaining liabilities. The Company does not anticipate that any payment will be made to the Company's stockholders until at least the third or fourth quarter of 1997. However, any such payment could be significantly delayed depending upon, among other things, the form of any additional transactions and the time required to obtain any necessary approvals. Any such delay could reduce the amount of any payment ultimately to be made to the Company's stockholders.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

    Feature film revenues decreased from $37,105,000 for the quarter ended March 31, 1996 to $26,525,000 for the quarter ended March 31, 1997. Feature film revenues for the quarter ended March 31, 1996 principally included revenues from the international theatrical availability of NIXON and from domestic pay-per-view and foreign overages from DIE HARD WITH A VENGEANCE. Feature film revenues for the quarter ended March 31, 1997 resulted mainly from revenues from the theatrical release of THE SHADOW CONSPIRACY.

    Amortization of film costs, residuals and participations decreased from $36,335,000 for the quarter ended March 31, 1996 to $27,344,000 for the quarter ended March 31, 1997 primarily due to the decrease in feature film revenue recognized in the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The amortization of film costs, residuals and participations for the quarter ended March 31, 1997, included an adjustment of $771,000 to reduce the cost of one film, THE SHADOW CONSPIRACY (which was released in 1997), to its net realizable value as a result of the settlement agreement between LFO and the Company (pursuant to which the minimum guarantee advance payable by LFO with respect to the film was reduced by $771,000). The Company estimates the total projected revenues to be received from the exploitation of a motion picture in all territories and media. As revenues from a motion picture are recognized, the percentage of revenues recognized to total projected revenues is applied to film costs for such motion picture to record amortization. Where applicable, unamortized film costs for a picture are written down to net realizable value for such picture based upon the Company's appraisal of current market conditions.

    Selling, general and administrative ("SG&A") expenses (excluding production overhead costs capitalized to film costs) increased from $1,476,000 for the quarter ended March 31, 1996 to $3,519,000 for the quarter ended March 31, 1997. The increase is due primarily to no production overhead being capitalized into film costs in the first quarter of 1997 in light of the Company's agreement to sell substantially all of the films in its motion picture library, including AN ALAN SMITHEE FILM which is the only film currently in production, and certain other assets to Disney and the Company's current intention not to commence production on additional motion pictures. In 1996 and prior periods, the Company capitalized production overhead incurred in connection with the production of a motion picture by adding such costs to the capitalized film costs of the motion picture. Production overhead being capitalized to film costs was $1,664,000 for the first quarter of 1996. The total of SG&A expenses and production overhead costs capitalized to film costs increased from $3,140,000 for the quarter ended March 31, 1996 to $3,519,000 for the quarter ended March 31, 1997 primarily due to the Company paying a bonus to an executive (the Executive Vice President, Chief Operating Officer, and Chief Financial Officer of the Company) during the quarter ended March 31, 1997 pursuant to an amendment of such executive's employment agreement.

    Interest expense increased from $176,000 for the quarter ended March 31, 1996 to $1,133,000 for the quarter ended March 31, 1997 primarily because no interest expense for the quarter ended March 31, 1997 was capitalized to film costs in light of the Company's agreement to sell substantially all of the films in its motion picture library, including AN ALAN SMITHEE FILM which is the only film currently in production, and certain other assets to Disney and the Company's current intention not to commence production on additional motion pictures. In 1996 and prior periods, the Company capitalized applicable interest expense incurred in connection with the production of each motion picture. The Company determined the amount of interest expense to be capitalized to each motion picture in production by multiplying the average cumulative film cost of each motion picture in a given period by the overall effective interest rate paid by the Company on the aggregate amount of debt outstanding for such period. Interest expense, including interest capitalized to film costs, decreased from $1,552,000 for the quarter ended March 31, 1996 to $1,133,000 for the quarter ended March 31, 1997. This decrease was primarily due to the lower average outstanding balance of the Company's production loans in the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. Two films were in various stages of production during the first quarter of 1997 as compared to three films during the first quarter of 1996.

    Interest income increased from $234,000 for the quarter ended March 31, 1996 to $291,000 for the quarter ended March 31, 1997 due to higher cash balances during the first quarter of 1997 compared to the first quarter of 1996.

    As a result of the above, the Company incurred a net loss for the quarter ended March 31, 1997 of $5,180,000 as compared to a net loss of $637,000 for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has a Credit, Security, Pledge and Guaranty Agreement dated as of August 16, 1994 with The Chase Manhattan Bank ("Chase") and a syndicate of lenders (collectively, the "Lenders") which provides the Company with a revolving credit facility (the "Credit Facility") initially in the amount of $150,000,000, but which has been reduced to $50,000,000 at the request of the Company in order to conserve fees on the unused portion of the commitment in light of the Company's present intention not to commence production on any additional motion pictures. The Credit Facility (which is secured by substantially all of the assets of the Company) matures on February 28, 1999. As of March 31, 1997, approximately $15,365,000 in borrowings were outstanding under the Credit Facility, net of cash retained from the collection of deposits of minimum guarantee advances. As of the same date, the interest rate on the amounts outstanding under the Credit Facility was approximately 7.15% per annum. Under the Credit Facility, the Lenders have committed to make loans available until August 31, 1997, although the Company does not currently contemplate any additional borrowings under the Credit Facility.

    Substantially all of the amounts outstanding under the Credit Facility as of March 31, 1997 relate to borrowings incurred in the production of the soon to be completed AN ALAN SMITHEE FILM and in the production of BROADWAY BRAWLER. In February 1997, after commencement of principal photography, the Company ceased production on the motion picture BROADWAY BRAWLER and entered into discussions with certain parties involved with the production, including BVPD, a performer in the film and an affiliate of such individual, regarding settlement of various obligations ("Shutdown Costs") incurred in connection with the production and shut down of the film. As a result of agreements entered into among such parties, on May 15, 1997, the Company was relieved of the obligation to repay $3,000,000 in advances which had been made by BVPD as part of funding production of the film, the Company transferred its BROADWAY BRAWLER production subsidiary and the Company's rights in the film to the performer's affiliate, the

Company was paid an aggregate of $11,821,000 representing Shutdown Costs incurred or committed to by the Company and payment for the transfer of the production subsidiary and the film rights and the Company was indemnified for additional Shutdown Costs it may bear, subject to certain limited exceptions and limitations. The Company was not reimbursed for overhead or interest expense otherwise allocable to production of the film. Of the $11,821,000 paid to the Company, approximately $8,466,000 was immediately used by the Company to repay the debt incurred under the Credit Facility in connection with production of the film. As indicated below, pursuant to the Library Sale Agreement Disney has agreed to assume the outstanding debt under the Credit Facility relating to AN ALAN SMITHEE FILM (up to a maximum of $10,000,000, which the Company anticipates will not be exceeded) upon consummation of the Film Library Sale. The Company, therefore, currently anticipates that no significant amounts will be outstanding under the Credit Facility assuming consummation of the Film Library Sale.

    The Company was not in compliance with three covenants under the Credit Facility (the minimum consolidated net worth covenant, the limitation on capital expenditures and the limitation on unallocated overhead costs) at December 31, 1996 and one covenant under the Credit Facility (the minimum consolidated net worth covenant) at March 31, 1997 and is therefore in default under the Credit Facility. The Company has requested waivers of the December defaults and intends to seek a waiver of the March default, however, there can be no assurance that the Lenders will grant such waivers. If the Lenders were to accelerate the amounts outstanding under the Credit Facility as a result of such defaults, such acceleration would also constitute a default under the Company's term loan agreements with BVPD described below. The Company, however, believes that it currently has sufficient resources to satisfy the amounts outstanding under the Credit Facility in the event the Lenders were to accelerate the amounts outstanding thereunder as a result of such defaults.

    The Company previously entered into term loan agreements with BVPD to finance a portion of the costs of COLOR OF NIGHT, THE SCARLET LETTER, NIXON, THE SHADOW CONSPIRACY and EVITA. Each loan must be repaid with accrued interest on or before the earlier of (i) four years after the loan proceeds are first made available to the Company or (ii) three years after the initial domestic theatrical release of the applicable picture. Each of these loans are secured by rights to distribute the respective motion picture in the Americas and, except for the term loan with respect to COLOR OF NIGHT which is personally guaranteed by Mr. Vajna, certain other distribution rights related to other motion pictures financed by BVPD. THE COLOR OF NIGHT term loan with a balance of $6,265,000 at March 31, 1997 was scheduled to mature in May 1997, however, Disney has agreed pursuant to the Library Sale Agreement that no repayment of such loan or any other term loan is required unless the Library Sale Agreement is terminated. None of the remaining currently outstanding term loans with BVPD mature in the ordinary course in the next twelve months. At March 31, 1997, the aggregate amount outstanding under all term loans from BVPD plus accrued interest was approximately $38,433,000.

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

    The Company and HPC have an arrangement whereby the Company is financially obligated to pay to HPC the lesser of 50% of the cost of the motion picture tentatively entitled DEEP RISING or $22,500,000 (the "Cinergi Amount") in exchange for (i) a 50% equity participation in DEEP RISING and (ii) a sales fee for international distribution of such motion picture. In connection with the Library Sale Agreement, upon consummation of the Film Library Sale, the Company will no longer be obligated to pay the Cinergi Amount, will relinquish the equity participation and sales fee, and will no longer serve as sales agent with respect to such motion picture. In the event the Film Library Sale is not consummated, the Company currently anticipates that it will have obtained sufficient advances and minimum guarantees with respect to its interest in the film to satisfy the payment obligation.

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

    As the Company does not presently intend to commence production on any additional motion pictures, management of the Company is currently considering, and is beginning to implement, reductions in personnel to achieve staff size commensurate with the Company's current level of activity.

    At March 31, 1997, the Company had cash on hand of approximately $25,407,000 (exclusive of restricted cash of approximately $4,182,000 consisting primarily of amounts due to HPC from deposits received by the Company in connection with the international distribution of DEEP RISING pursuant to the arrangement between the Company and HPC described above).

    The Company believes that its existing capital, funds from operations and other available sources of capital (including cash on hand), will be sufficient to enable the Company to fund its overhead related expenditures and currently intended reduced level of activities for the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable, as the Securities and Exchange Commission phase-in date for this Item with respect to the Company has not yet occurred.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    The Company has settled legal proceedings with Le Film Office ("LFO") which had arisen with respect to a $3,071,000 minimum guarantee advance payable by LFO to the Company upon delivery of THE SHADOW CONSPIRACY to LFO pursuant to an output arrangement then in effect between the Company and LFO. In August and September 1996, respectively, LFO obtained first a temporary restraining order and then a preliminary injunction in California Superior Court, Los Angeles, California (the "Court") preventing the Company, the international sales company handling the international distribution of THE SHADOW CONSPIRACY, and one of the Lenders under the Company's Credit Facility, from drawing down the letter of credit securing LFO's minimum guarantee advance on the basis of LFO's allegations that the Company failed to give proper notice to LFO for extending the delivery date of THE SHADOW CONSPIRACY. The parties agreed to stay the Court proceedings and submit the dispute to binding arbitration by the American Film Marketing Association which occurred on April 17, 1997. On April 18, 1997 and before a decision could be rendered in the arbitration, the Company and LFO entered into a settlement agreement whereby the parties agreed to reduce the minimum guarantee advance from $3,071,000 to $2,300,000, which was subsequently paid on May 12, 1997 by LFO (which will distribute the film in France). On May 13, 1997, the Court proceeding was dismissed and the arbitration proceeding was terminated.

    Two purported class action lawsuits, which had been filed on May 13, 1996 in the Superior Court of California for the County of Los Angeles by alleged stockholders of the Company (and later consolidated into one action), against the Company and certain of its current and former executive officers and directors were dismissed pursuant to an order of the Court dated January 16, 1997. The lawsuits had alleged, among other things, that the defendants negligently misrepresented (or omitted) material facts about the business, financial condition, future growth and profitability of the Company in connection with the Company's 1995 public offering of Common Stock, and in alleged statements by certain of the individual defendants.

    See also Note 4 of "Notes to Condensed Consolidated Financial Statements (unaudited)" set forth herein.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    The Company was not in compliance with three covenants under its Credit Facility (the minimum consolidated net worth covenant, the limitation on capital expenditures and the limitation on unallocated overhead costs) at December 31, 1996 and one covenant under the Credit Facility (the minimum consolidated net worth covenant) at March 31, 1997 and is therefore in default under the Credit Facility. The Company has requested waivers from the Lenders under the Credit Facility of the December defaults and intends to seek a waiver of the March default, however, there can be no assurance that the Lenders will grant such waivers. See "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" under Part I of this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 5.  OTHER INFORMATION.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a) Exhibits.

        2    Purchase and Sale Agreement, dated April 3, 1997, by and between the
               Company and Cinergi Productions N.V. Inc. and Walt Disney Pictures and
               Television Incorporated. Incorporated by reference to Exhibit 2.1 to the
               Company's Current Report on Form 8-K, dated April 3, 1997, filed with the
               Securities and Exchange Commission on April 4, 1997.

       10.1  Stock Purchase Agreement, dated as of January 2, 1997, by and between
               Ziffren, Brittenham, Branca & Fischer and the Company. Incorporated by
               reference to Exhibit 10.1 to the Company's Current Report on Form 8-K,
               dated December 30, 1996, filed with the Securities and Exchange
               Commission on January 9, 1997.

       10.2  Amendment to Restated Employment Agreement of Warren Braverman, dated as of
               January 1, 1997, by and between Warren Braverman and the Company.
               Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated December 30, 1996, filed with the Securities and
               Exchange Commission on January 9, 1997.

       27.   Financial Data Schedule (filed electronically only). Filed herewith.

    b) The following report on Form 8-K was filed by the Company during the quarter ended March 31, 1997:

       Current Report on Form 8-K, dated December 30, 1996, filed by the Company with the Securities and Exchange Commission on January 9, 1997 reporting under "Item 5--Other Events" the repurchase by the Company of an aggregate of 744,682 shares of Common Stock of the Company from two stockholders and the amendment of the employment agreement of Warren Braverman, the Company's Chief Operating Officer, Chief Financial Officer and Executive Vice President.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CINERGI PICTURES ENTERTAINMENT INC.

                                By:             /s/ WARREN BRAVERMAN
                                     -----------------------------------------
                                          Warren Braverman, EXECUTIVE VICE
                                       PRESIDENT, CHIEF OPERATING OFFICER AND
                                      CHIEF FINANCIAL OFFICER, SIGNING BOTH IN
                                      HIS CAPACITY AS EXECUTIVE VICE PRESIDENT
                                        ON BEHALF OF REGISTRANT AND AS CHIEF
May 19, 1997                              FINANCIAL OFFICER OF REGISTRANT