Form 10-Q
period 1997-06-30
CINERGI PICTURES ENTERTAINMENT INC
filed 1997-08-19
CIK 922519

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-23958

                              ---------------------

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

       Registrant's telephone number, including area code: (310) 315-6000

                              ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/X/  Yes   / /  No

     As of August 15, 1997, there were 13,446,874 shares of the Registrant's Common Stock outstanding.

================================================================================

                      CINERGI PICTURES ENTERTAINMENT INC.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                               PAGE NO.
                                                                               --------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets --
            December 31, 1996 and June 30, 1997 (unaudited) . . . . . . . . . .    3

          Condensed Consolidated Statements of Operations (unaudited)
            for the three and six months ended June 30, 1996 and
            June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

          Condensed Consolidated Statements of Cash Flows (unaudited)
            for the six months ended June 30, 1996 and
            June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

          Notes to Condensed Consolidated
            Financial Statements (unaudited). . . . . . . . . . . . . . . . . .    8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . . . .   15

Item 3.   Quantitative and Qualitative Disclosures
            about Market Risk . . . . . . . . . . . . . . . . . . . . . . . . .   20

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .   21

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . .   22

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . .   22

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . .   22

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .   22

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .   22

        Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24


                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CINERGI PICTURES ENTERTAINMENT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 31,      JUNE 30,
                                                   1996             1997
                                               -------------    ------------
                                                                 (UNAUDITED)

                     ASSETS
 Cash and cash equivalents                     $ 27,364,000     $ 30,274,000
 Restricted cash                                  5,654,000        3,920,000
 Accounts receivable                             10,850,000        8,946,000
 Accounts receivable, related parties               799,000          874,000
 Film costs, less accumulated amortization      103,792,000       68,522,000
 Property and equipment, at cost,
      less accumulated depreciation               4,819,000        1,670,000
 Other assets                                     3,270,000        1,890,000
                                               ------------     ------------
      TOTAL ASSETS                             $156,548,000     $116,096,000
                                               ------------     ------------
                                               ------------     ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
   Accounts payable                            $  2,141,000     $  2,798,000
   Accrued interest                                  23,000           22,000
   Accrued residuals & participations            13,045,000       12,181,000
   Deferred revenue                              46,568,000       15,272,000
   Capital lease obligation                         291,000               --
   Loans payable                                  6,026,000        8,093,000
   Notes and amounts payable
      to related parties                         49,747,000       51,975,000
                                               ------------     ------------
      TOTAL LIABILITIES                        $117,841,000     $ 90,341,000

                       CINERGI PICTURES ENTERTAINMENT INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                DECEMBER 31,      JUNE 30,
                                                  1996               1997
                                               -------------     ------------
                                                                 (UNAUDITED)

 Common Stock with certain redemption
   features, $.01 par value, 744,682 (1996)
   and 0 (1997) shares issued and outstanding
   less notes receivable from related parties
   amounting to $900,000 (1996) and $0 (1997)   $  2,100,000      $         --

 Commitments & Contingencies (Note 4)                     --                --

 STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value,
     5,000,000 shares authorized, no shares
     issued and outstanding                               --                --
   Common Stock, $.01 par value,
     20,000,000 shares authorized,
     13,074,533 (1996) and 13,446,874
     (1997) shares issued and outstanding            131,000           135,000
   Additional Paid-in Capital                     65,548,000        68,095,000
   Retained Deficit                              (29,072,000)      (42,025,000)
                                                ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY                   36,607,000        26,205,000

     Receivable from shareholder                          --          (450,000)
                                                ------------      ------------
                                                $ 36,607,000      $ 25,755,000
                                                ------------      ------------
 TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY                        $156,548,000      $116,096,000
                                                ------------      ------------
                                                ------------      ------------

NOTE: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


          See notes to condensed consolidated financial statements.

                       CINERGI PICTURES ENTERTAINMENT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                                1996                 1997          1996             1997
                                             -----------         -----------     -----------     ----------
 Revenues
   Feature films                             $22,447,000         $17,013,000     $59,552,000     $43,539,000
   Fee income                                     20,000               1,000          31,000           1,000
                                             -----------         -----------    ------------     -----------
                                              22,467,000          17,014,000      59,583,000      43,540,000
 Cost and expenses:
   Amortization of film
     costs, residuals &
     participations                           22,076,000          17,069,000      58,411,000      44,414,000
   Selling, general &
     administrative expenses                   1,403,000           4,319,000       7,879,000       7,838,000
Provision for
  impairment of
  long-lived asssets                                  --           2,665,000              --       2,665,000
                                             -----------         -----------    ------------     -----------
 Operating loss                               (1,012,000)         (7,039,000)     (1,707,000)    (11,377,000)

 Interest expense                                     --          (1,260,000)       (176,000)     (2,393,000)
 Interest income                                 296,000             526,000         530,000         817,000
                                             -----------         -----------    ------------     -----------
 Net loss                                    $  (716,000)        $(7,773,000)    $(1,353,000)   $(12,953,000)
                                             -----------         -----------    ------------     -----------
                                             -----------         -----------    ------------     -----------
 Net loss per share                               $(0.05)             $(0.58)         $(0.10)         $(0.96)
                                                  ------              ------          ------          ------
                                                  ------              ------          ------          ------
 Weighted average number
   of shares outstanding                      14,192,000          13,447,000      14,192,000      13,449,000
                                             -----------         -----------    ------------     -----------
                                             -----------         -----------    ------------     -----------



            See notes to condensed consolidated financial statements.

                       CINERGI PICTURES ENTERTAINMENT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                    1996             1997
                                               --------------   --------------

 OPERATING ACTIVITIES

 Net loss                                       $( 1,353,000)     $(12,953,000)

 Adjustments to reconcile net loss to net
   cash provided by (used in)
   operating activities:
   Depreciation                                      641,000           594,000
   Provision for
     impairment of
     long-lived assets                                    --         2,665,000
   Amortization of unearned
    compensation                                     625,000                 0
   Film cost amortization                         53,481,000        38,885,000
   Changes in operating assets and liabilities:
     Accounts receivable                           3,181,000         1,904,000
     Accounts receivable, related parties           (129,000)          (75,000)
     Film cost additions                         (57,272,000)       (3,615,000)
     Other assets                                    374,000         1,380,000
     Accounts payable & accrued interest             336,000           656,000
     Accrued residuals and
      participations payable                         551,000          (864,000)
     Deferred revenue                            (14,458,000)      (31,296,000)
                                                ------------       -----------
 Net cash used in
  operating activities                           (14,023,000)       (2,719,000)

 INVESTING ACTIVITIES

 Purchase of property and equipment                  (70,000)         (110,000)
                                                ------------       -----------
 Net cash used in investing activities               (70,000)         (110,000)



            See notes to condensed consolidated financial statements.

                       CINERGI PICTURES ENTERTAINMENT INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                   (UNAUDITED)


                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                              1996                  1997
                                         ------------            ------------
 FINANCING ACTIVITIES

 Increase in loans payable               $ 29,483,000            $ 19,883,000
 Payments on loans payable                (31,328,000)            (17,816,000)
 Decrease in restricted cash                       --               1,734,000
 Increase in notes and amounts payable
   to related parties                         421,000               2,646,000
 Payments on notes and amounts payable
   to related parties                        (718,000)               (417,000)
 Payments on capital lease obligation        (921,000)               (291,000)
                                         ------------            ------------
 Net cash (used in) provided by
   financing activities                    (3,063,000)              5,739,000
                                         ------------            ------------
 (Decrease) increase in cash              (17,156,000)              2,910,000

 Cash and cash equivalents at
   beginning of year                       29,832,000              27,364,000
                                         ------------            ------------
 Cash and cash equivalents at end of
   period                                $ 12,676,000            $ 30,274,000
                                         ------------            ------------
                                         ------------            ------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid during the period for:
   Income taxes                               $23,000                 $18,400

SIX MONTHS ENDING JUNE 30, 1997

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

                       CINERGI PICTURES ENTERTAINMENT INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1997

   NOTE 1 -- PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The accompanying unaudited condensed consolidated financial statements of Cinergi Pictures Entertainment Inc. (the "Company" or "CPEI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in CPEI's Annual Report on Form 10-K ("Annual Report") filed with the Securities and Exchange Commission.

   NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

   NET LOSS PER COMMON SHARE. The per share data for the three and six month periods ended June 30, 1996 and 1997 are based on the weighted average number of common and common share equivalents outstanding during the period. Common Stock with certain redemption features are considered common share equivalents. Stock options and warrants are considered common share equivalents if dilutive.

   RECENT DEVELOPMENTS. In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share
("EPS"). SFAS No. 128 was issued to simplify the standards for calculating EPS previously found in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and warrants. Diluted EPS for the Company will reflect all potential dilutive securities. Under the provisions of SFAS No. 128, basic and diluted EPS would have been the same as the reported amounts.

   NOTE 3 -- FILM COSTS

   Film costs consist of the following:

                                            DECEMBER 31,         JUNE 30,
                                                1996               1997
                                            ------------       ------------

      Released, less amortization . .       $  52,077,000       $50,659,000
      Completed, not released   . . .          37,025,000               --
      In production . . . . . . . . .           9,373,000        11,028,000
      Development . . . . . . . . . .           5,317,000         6,835,000
                                             ------------       -----------
                                             $103,792,000       $68,522,000
                                             ------------       -----------
                                             ------------       -----------

                       CINERGI PICTURES ENTERTAINMENT INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                  June 30, 1997

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

     Pursuant to Article Tenth of the Company's Restated Certificate of Incorporation, Article V of the Company's Bylaws, indemnity agreements entered into between the Company and certain of its officers and directors, and the provisions of Section 145 of the Delaware General Corporation Law, the Company is advancing the expenses of certain of its employees, officers and directors other than Mr. Vajna ("Indemnitees") which they may incur in connection with the Investigation. As of August 15, 1997, the Company had advanced an aggregate of $258,000 on behalf of the Indemnitees. The Indemnitees have undertaken to reimburse the Company for their expenses if it is ultimately determined that they are not entitled to be indemnified. In addition, Mr. Vajna has undertaken to reimburse the Company under certain circumstances with respect to the expenses of the Indemnitees. Given the current uncertainty regarding the scope and duration of the Investigation and the amount of expenses which may be incurred by the Indemnitees in connection with the Investigation, there is no basis upon which to estimate the financial impact which the foregoing may have on the Company.

     In February 1997, the Company ceased production on the motion picture, BROADWAY BRAWLER after commencement of principal photography and entered into discussions with certain parties involved in the production, including Buena Vista Pictures Distribution, Inc. ("BVPD"), a performer in the film and an affiliate of such individual, regarding settlement of various obligations ("Shutdown Costs") incurred in connection with the production and shut down of the film. As a result of agreements entered into among such parties, on May 15, 1997, the Company was relieved of the obligation to repay $3,000,000 in advances which had been made by BVPD as part of funding production of the film, the Company transferred its BROADWAY BRAWLER subsidiary and the Company's right in the film to the performer's affiliate, the Company was paid an aggregate of $11,821,000 representing Shutdown Costs incurred or committed to by the Company and payment for the transfer of the production subsidiary and the film rights. Of the $11,821,000 paid to the Company, approximately $8,466,000 was immediately used by the Company to repay the debt incurred under the Credit Facility in connection with production of the film,

                       CINERGI PICTURES ENTERTAINMENT INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                  June 30, 1997

and the Company was indemnified for additional Shutdown Costs it may bear, subject to certain limited exceptions and limitations. The Company was not reimbursed for overhead otherwise allocable to production of the film.

     In April 1997, the Company has settled legal proceedings with Le Film Office ("LFO") which had arisen with respect to a $3,071,000 minimum guarantee advance payable by LFO to the Company upon delivery of THE SHADOW CONSPIRACY to LFO pursuant to an output arrangement then in effect between the Company and LFO. In August and September 1996, respectively, LFO obtained first a temporary restraining order and then a preliminary injunction in California Superior Court, Los Angeles, California (the "Court") preventing the Company, the international sales company handling the international distribution of THE SHADOW CONSPIRACY, and one of the lenders under the Company's credit facility, from drawing down the letter of credit securing LFO's minimum guarantee advance on the basis of LFO's allegations that the Company failed to give proper notice to LFO for extending the delivery date of THE SHADOW CONSPIRACY. The parties agreed to stay the Court proceedings and submit the dispute to binding arbitration by the American Film Marketing Association which occurred on April 17, 1997. On April 18, 1997 and before a decision could be rendered in the arbitration, the Company and LFO entered into a settlement agreement whereby the parties agreed to reduce the minimum guarantee advance from $3,071,000 to $2,300,000, which was subsequently paid on May 12, 1997 by LFO (which will distribute the film in France).

    Trial is scheduled for August 25, 1997, in Los Angeles Superior Court, in a lawsuit by Laurence Fishburne and the LOA Productions, Inc., Mr. Fishburne's loan-out corporation, against the Company, a subsidiary of the Company and Randolph M. Paul, Senior Vice President, Business Affairs and a Director of the Company. The action, for breach of oral contract, fraud and deceit, and civil conspiracy was originally filed on July 11, 1994. The plaintiffs claim that the Company entered into an oral contract for Mr. Fishburne to appear in the motion picture, DIE HARD WITH A VENGEANCE, but repudiated the contract the following day. Plaintiffs are claiming damages of $1,750,000, representing the fixed compensation to which they alleged they are entitled, additional compensatory damages of up to $350,000 and general and punitive damages. The Company believes it has meritorious defenses to the allegations.

     The Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company does not currently believe that any such proceedings will have a material adverse effect on the Company's operations or financial condition.

     On April 3, 1997, the Company entered into a Purchase and Sale Agreement (the "Library Sale Agreement") with Walt Disney Pictures and Television, a subsidiary of The Walt Disney Company, to sell to Walt Disney Pictures and Television substantially all of the films in the Company's motion picture library and certain other assets (referred to herein as the "Film Library Sale"; "Disney" is used herein to refer to Walt Disney Pictures and Television and/or its affiliates, including The Walt Disney Company,

                       CINERGI PICTURES ENTERTAINMENT INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                  June 30, 1997

as applicable). In exchange for the assets being sold to Disney, Disney has agreed to relinquish its equity interest in the Company (555,556 shares of the Company's Common Stock and a warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $9.00 per share) and cancel its outstanding loans and outstanding interest to the Company (approximately $39,209,000 as of June 30, 1997). In addition, Disney has agreed to assume with respect to the films and rights therein being sold to Disney all residuals and participation obligations, as well as all scheduled obligations relating to the Company's existing exploitation agreements. Disney also agreed to assume the outstanding debt under the Company's credit facility relating to the soon to be completed AN ALAN SMITHEE FILM (one of the films included in the Film Library Sale), up to a maximum amount of $10,000,000, and the Company agreed to transfer to Disney all minimum guarantee payments and any overages paid or to be paid with respect to such film. The Company and Disney, however, have agreed in principle to change such arrangement, subject to preparation and execution of an appropriate amendment to the Library Sale Agreement. Under the proposed amendment, Disney would pay $3,950,000 to the Company upon delivery of AN ALAN SMITHEE FILM to Disney (which amount would be used by the Company to pay off a portion of the outstanding balance under the Company's credit facility) and, in the event the Film Library Sale is consummated, the Company may be obligated to pay Disney an amount currently estimated by the Company to be approximately $425,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for additional information regarding this proposed amendment to the Library Sale Agreement.

     The film library being sold to Disney includes primarily all of the Company's rights (except minimum guarantee payments) to the following eleven motion pictures: MEDICINE MAN, TOMBSTONE, RENAISSANCE MAN, COLOR OF NIGHT, JUDGE DREDD, THE SCARLET LETTER, NIXON, EVITA (excluding soundtrack rights), AMANDA, THE SHADOW CONSPIRACY, and AN ALAN SMITHEE FILM. Disney will also retain overages otherwise payable to the Company by Disney after January 1, 1997 with respect to certain distribution rights to DIE HARD WITH A VENGEANCE previously licensed to Disney. In addition, upon consummation of the Film Library Sale, the Company's twenty-five film domestic distribution arrangement with BVPD, under which nine films have been delivered, will be terminated.

     The Film Library Sale is subject to numerous conditions, including, among other things, completion of certain due diligence by Disney, expiration of any applicable Hart-Scott-Rodino waiting period, and the approval of the Company's stockholders. The Library Sale Agreement and related Film Library Sale may also be terminated by the Company or Disney in certain circumstances, including, among other things, upon failure to consummate the Film Library Sale by September 15, 1997. The Company and Disney have agreed in principle to amend the Library Sale Agreement to change such date to a date in the fourth quarter of 1997, however, no amendment has been executed nor has a different date been agreed to as of August 19, 1997. Members of the Company's Board of Directors who are also stockholders in the Company have agreed to vote their shares in favor of the transaction in accordance with the terms of the Library Sale Agreement.

                       CINERGI PICTURES ENTERTAINMENT INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                  June 30, 1997

     On April 3, 1997, the Company also announced that it did not presently intend to commence production on any additional motion pictures (although the Library Sale Agreement does not preclude the Company, pending consummation of the Film Library Sale, from commencing production on films that would not be distributed by Disney) and that it was in the process of considering its alternatives assuming consummation of the Film Library Sale to Disney. See "Note 6 -- Subsequent Events and Other Matters" regarding certain additional announcements by the Company and agreements entered into by the Company after the quarter ended June 30, 1997.

     The Company has a "first-look" arrangement with Oliver Stone and certain of his affiliated entities pursuant to which Mr. Stone submits to the Company all theatrical motion picture projects owned or controlled by Mr. Stone for the Company's development and consideration of possible production and, as consideration for Mr. Stone's submitting such projects to the Company, the Company pays certain amounts annually to Mr. Stone for overhead and development. The Walt Disney Company has reimbursed the Company for all amounts payable to Mr. Stone through February 10, 1997. However, pursuant to the Library Sale Agreement, the Company is generally responsible for all payments to Mr. Stone from such date through expiration of the arrangement on February 10, 1998. The Company currently estimates that the payments due under Mr. Stone's agreement from June 30, 1997 through expiration of the arrangement in February 1998 will be approximately $1,570,000.

     In 1996, the Company and Hollywood Pictures Company ("HPC"), a subsidiary of The Walt Disney Company, entered into a Financing and Distribution Agreement whereby the Company is financially obligated to pay to HPC the lesser of 50% of the cost of the motion picture tentatively entitled "DEEP RISING" or $22,500,000 (the "Cinergi Amount"), in exchange for (i) a 50% equity participation in such motion picture and (ii) a sales fee for international distribution of such motion picture. Pursuant to the Library Sale Agreement, upon consummation of the Film Library Sale, the Company will no longer be obligated to pay the Cinergi Amount, will relinquish the equity participation and sales fee, and will no longer serve as sales agent with respect to such motion picture.

                       CINERGI PICTURES ENTERTAINMENT INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                  June 30, 1997

NOTE 5 -- PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

    During 1996, the Company adopted Statement of Financial Accounting
Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). In April 1997, the Company announced that (i) the Company had entered into the Library Sale Agreement with Disney to sell to Disney substantially all of the films in the Company's motion picture library and certain other assets, (ii) the Company did not presently intend to commence production of any additional motion pictures, and (iii) the Company was considering its alternatives assuming consummation of the Film Library Sale. The Company's visual effects assets are not included in the Film Library Sale. In light of the foregoing and due to operating losses of the special effects facility, the Company determined that a write-down to net realizable value of the visual effects assets was required under SFAS No. 121. Accordingly, the Company recognized a non-cash charge of $2,665,000 at June 30, 1997 for the impairment of the visual effects long-lived assets. The provision for impairment was calculated based upon the excess of the carrying amount of the visual effects assets over the estimated fair value of the visual effects assets.

     NOTE 6 -- SUBSEQUENT EVENTS AND OTHER MATTERS

     On July 15, 1997, the Company entered into an Assignment Agreement (the "Assignment Agreement") with Twentieth Century Fox Film Corporation ("Fox") to sell to Fox, subject to certain conditions, the Company's rights in DIE HARD WITH A VENGEANCE in exchange for $11,250,000 in cash. The Company owns DIE HARD WITH A VENGEANCE with Fox. Fox controls all sequel rights to the film, as well as distribution right to the film in the United States, Canada and Japan (and certain additional minor territories), and worldwide in certain ancillary media. Pursuant to the Assignment Agreement, the Company will relinquish the right to receive overages from those territories and media for which Fox controls distribution rights.

     Fox will receive the Company's rights in DIE HARD WITH A VENGEANCE subject to the terms of the Company's existing exploitation agreements relating to such rights, including the Company's agreements with Disney. The Company, which controls distribution rights to DIE HARD WITH A VENGEANCE in international territories other than those for which Fox controls distribution rights, has previously granted Disney distribution rights to the film in a portion of those international territories. Pursuant to the Library Sale Agreement, the Company has agreed, upon consummation of the Film Library Sale, to relinquish overages payable by Disney after January 1, 1997 with respect to DIE HARD WITH A VENGEANCE. However, pursuant to the Assignment Agreement, the Company will still be entitled to receive any overages under its existing exploitation agreements which relate to DIE HARD WITH A VENGEANCE and are with parties other than Disney and Fox.

     Pursuant to the Assignment Agreement, Fox will continue to be responsible for the payment of residuals relating to distribution of the film in those territories for which Fox currently controls distribution rights, and, as the Company's existing exploitation agreements expire (including the Company's agreements with Disney) and the distribution rights in those territories revert to Fox, Fox will become responsible for the payment of residuals in the applicable territories covered by any exploitation agreements. The Company, however, will continue to be responsible for all participations due to profit participants in the film (other than those associated with distribution of the film in the territories licensed to Disney, for which Disney is responsible). The Company currently anticipates, subject to, among other things, actual future revenues generated by the film, that the Company's residuals and participation obligations with respect to such film will not exceed approximately $1,000,000.

     The sale of the Company's rights in DIE HARD WITH A VENGEANCE to Fox is subject to several conditions including, among other things, consummation of the Film Library Sale to Disney and applicable approval of the Company's stockholders. If the Library Sale Agreement terminates, the Assignment Agreement will automatically also terminate.

     In June 1997, the Company instructed its financial advisor, Jefferson Capital Group, Ltd., to solicit cash bids from qualified buyers for the purchase of the Company's slate of approximately twenty wholly-owned development projects. The Company received an initial bid for the development projects of $4,750,000 (plus the reimbursement of certain of the Company's costs related to such projects)

                       CINERGI PICTURES ENTERTAINMENT INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                  June 30, 1997

from Mr. Vajna, President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Additional qualified bids were required to be at least fifteen percent higher than the initial bid and submitted to the Company by noon, eastern time, on August 19, 1997. As no additional qualified bids were received by the bidding deadline, Mr. Vajna was the prevailing bidder and, subject to consummation of the Film Library Sale and the transactions contemplated by the Assignment Agreement, will purchase such development projects for his initial bid. Not included in the slate of development projects for which bids were initially solicited are approximately twenty development projects funded by the Company under its "first-look" arrangement with Oliver Stone and certain of his affiliated entities. In July 1997, the Company instructed Jefferson Capital Group, Ltd. to solicit cash bids from qualified buyers with respect to five such projects which are being offered for sale by the Company subject to certain rights of Stone as a producer and/or director attached to the projects. Mr. Vajna has not submitted a bid for such five projects. The bidding deadline for such projects had not expired as of the date of the filing of this Report. Oliver Stone and his affiliates have the right to arrange with a third party for production of the other projects developed under the "first-look" arrangement subject to certain rights of the Company to elect to further develop or produce such projects in certain circumstances. In the event any such projects are produced by Stone, Stone must reimburse the related actual costs (plus interest) previously incurred by the Company and Disney (which funded the first-look arrangement with Stone through February 1997).

     On June 24, 1997, the Company announced that the Company, through a Special Committee of its Board of Directors, had commenced negotiations with Mr. Vajna with respect to the terms of a merger that would follow the Film Library Sale and the sale of all or a portion of the Company's other assets (including the Company's rights with respect to DIE HARD WITH A VENGEANCE).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE"
OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE
TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTION EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY (I) HAS ENTERED INTO AN AGREEMENT TO SELL SUBSTANTIALLY ALL OF THE FILMS IN THE COMPANY'S MOTION PICTURE LIBRARY AND CERTAIN OTHER ASSETS TO WALT DISNEY PICTURES AND TELEVISION, (II) HAS ENTERED INTO AN AGREEMENT TO SELL THE COMPANY'S RIGHTS
IN DIE HARD WITH A VENGEANCE TO TWENTIETH CENTURY FOX FILM CORPORATION,(III) HAS SOLICITED BIDS FOR CERTAIN WHOLLY-OWNED DEVELOPMENT PROJECTS FOR WHICH
MR. VAJNA HAS BECOME THE PREVAILING BIDDER, AND (IV) IS NEGOTIATING, THROUGH
A SPECIAL COMMITTEE OF THE BOARD OF DIRECTORS, WITH ANDREW G. VAJNA, PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS OF THE COMPANY, REGARDING THE TERMS OF A MERGER THAT WOULD FOLLOW CONSUMMATION
OF THE FILM LIBRARY SALE AND THE TRANSACTIONS CONTEMPLATED BY THE ASSIGNMENT AGREEMENT. IN ADDITION, THE COMPANY ALSO HAS ANNOUNCED THAT IT DOES NOT PRESENTLY INTEND TO COMMENCE PRODUCTION ON ANY ADDITIONAL MOTION PICTURES.
AS A RESULT, THE COMPANY'S RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS (INCLUDING FOR THE YEAR ENDING DECEMBER 31, 1997). THE AGREEMENTS TO SELL SUBSTANTIALLY ALL OF THE FILMS IN THE COMPANY'S MOTION PICTURE LIBRARY AND THE COMPANY'S RIGHTS IN DIE HARD WITH A VENGEANCE ARE SUBJECT TO NUMEROUS CONDITIONS AND MAY ALSO BE TERMINATED IN CERTAIN CIRCUMSTANCES. THE SALE OF THE COMPANY'S WHOLLY-OWNED DEVELOPMENT PROJECTS
TO MR. VAJNA IS SUBJECT TO CONSUMMATION OF THE FILM LIBRARY SALE AND THE TRANSACTIONS CONTEMPLATED BY THE ASSIGNMENT AGREEMENT. NO ASSURANCE CAN BE GIVEN THAT THE SALES OF ASSETS TO DISNEY AND FOX (AND THUS ALSO THE SALE OF THE DEVELOPMENT PROJECTS TO MR. VAJNA) WILL BE CONSUMMATED OR THAT A MERGER AGREEMENT WITH MR. VAJNA WILL BE ENTERED INTO (OR ENTERED INTO ON ANY TERMS INDICATED HEREIN) OR THAT IF ANY SUCH MERGER AGREEMENT IS EXECUTED, THAT IT WILL NECESSARILY BE CONSUMMATED. ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING, WITHOUT LIMITATION, THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR ITS FISCAL YEAR ENDED DECEMBER 31, 1996, THE COMPANY'S FORM 8-K DATED APRIL
3, 1997, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 4, 1997, AND THE COMPANY'S FORM 8-K DATED JULY 9, 1997, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 17, 1997. THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE COMPANY. THE COMPANY DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE COMPANY OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

     As indicated under Note 4 to "Notes to Condensed Consolidated Financial Statements (unaudited)" under Item 1 above, in April 1997, the Company entered into the Library Sale Agreement with Disney, to sell to Disney substantially all of the films in the Company's motion picture library and certain other assets, subject to certain conditions (including completion of certain due diligence by Disney, expiration of any applicable Hart-Scott-Rodino waiting period, and the approval of the Company's stockholders) and termination in certain circumstances, including upon failure to consummate the Film Library Sale by September 15, 1997. The Company and Disney have agreed in principle to amend the Library Sale Agreement to change such date to a date in the fourth quarter of 1997, however, no amendment has been executed nor has a different date been agreed to as of August 19, 1997. Upon consummation of the Film Library Sale, the Company's twenty-five film domestic distribution arrangement with BVPD, an affiliate of Disney, under which nine films have been delivered, will be terminated. As indicated under Note 6 to "Notes to Condensed Consolidated Financial Statements (unaudited)" under Item 1 above, in July 1997, the Company entered into the Assignment Agreement with

Fox, to sell to Fox the Company's rights in DIE HARD WITH A VENGEANCE in exchange for $11,250,000 in cash. Such transaction is subject to several conditions including consummation of the Film Library Sale and applicable
approval of the Company's stockholders.   In addition to Notes 4 and 6 to
"Notes to Condensed Consolidated Financial Statements (unaudited)" under Item 1 above, see the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996, its Current Report on Form 8-K dated April 3, 1997 filed by the Company with the Securities and Exchange Commission on April 4, 1997, its Current Report on Form 8-K dated July 9, 1997 filed by the Company with the Securities and Exchange Commission on July 17, 1997, the Library Sale Agreement (Exhibit 2.1 hereto) and the Assignment agreement (Exhibit 2.2 hereto) for additional information regarding the Library Sale Agreement and the Assignment Agreement and the transactions contemplated thereby. The Company has also announced that it does not presently intend to commence production on any additional motion pictures. In addition, the Company solicited bids for the purchase of the Company's slate of approximately twenty wholly-owned development projects for which Mr. Vajna's bid of $4,750,000 (plus the reimbursement of certain of the Company's costs related to such projects) was the prevailing bid. The sale of such development projects to Mr. Vajna is subject to consummation of the Film Library Sale and the transactions contemplated by the Assignment Agreement. See Note 6 to "Notes to Condensed Consolidated Financial Statements (unaudited)" under Item 1 above for certain additional information regarding the solicitation of bids for the development projects.

     The Company, through a Special Committee of the Board of Directors, is presently negotiating with Mr. Vajna with respect to the terms of a merger that would follow consummation of the Film Library Sale and the transactions contemplated by the Assignment Agreement. The Company anticipates that at the time of such a merger, assuming consummation of the Film Library Sale and transactions contemplated by the Assignment Agreement, the Company's assets (other than the Company's slate of twenty wholly-owned development projects which Mr. Vajna has agreed to purchase) would consist primarily of cash in addition to certain miscellaneous assets (including among other things, the EVITA soundtrack rights, the Company's visual effects equipment, certain of the development projects which the Company funded pursuant to its "first-look" arrangement with Oliver Stone and his affiliates, and the right to receive overages under the Company's existing exploitation agreements which relate to DIE HARD WITH A VENGEANCE and are with parties other than Disney and Fox), unless the Company otherwise arranges to sell any such assets prior to such a merger. Although a merger agreement with Mr. Vajna has not been entered into, the Company anticipates that any such agreement would provide for, among other things, the merger of the Company with an entity controlled by Mr. Vajna and his affiliates, the receipt by the Company's stockholders of cash in exchange for their stock in the Company and the cancellation of Mr. Vajna's employment agreement with the Company, effective upon consummation of the merger, in exchange for a portion of the compensation otherwise payable under the employment agreement through its term (which ends December 31, 1998). Immediately following such a merger, the Company would be privately held by Mr. Vajna and his affiliates. The Company anticipates that any merger agreement with Mr. Vajna will be subject to, among other things, consummation of the Film Library Sale and the transactions contemplated by the Assignment Agreement, and the approval of the Company's stockholders. Even if the Special Committee and Mr. Vajna are able to agree to the terms of such a merger, the Company does not anticipate that the merger would be consummated until at least the fourth quarter of 1997, and could be delayed beyond such time as a result of a variety of factors including the time required to obtain necessary approvals.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

     Feature film revenues decreased from $22,447,000 for the quarter ended June 30, 1996 to $17,013,000 for the quarter ended June 30, 1997. Feature film revenues for the quarter ended June 30, 1996 consisted mainly of the domestic home video availability of THE SCARLET LETTER and continuing domestic and foreign revenues from TOMBSTONE and DIE HARD WITH A VENGEANCE. Feature film revenues for the quarter ended June 30, 1997 resulted mainly from the domestic home video availability of EVITA.

     Amortization of film costs, residuals and participations decreased from $22,076,000 for the quarter ended June 30, 1996 to $17,069,000 for the quarter ended June 30, 1997 primarily due to the decrease in feature film revenue recognized in the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The Company estimates the total projected revenues to be received from the exploitation of a motion picture in all territories and media. As revenues from a motion picture are recognized, the percentage of revenues recognized to total projected revenues is applied to film costs for such motion picture to record amortization. Where applicable, unamortized film costs for a picture are written down to net realizable value for such picture based upon the Company's appraisal of current market conditions.

     Selling, general and administrative ("SG&A") expenses (excluding production overhead costs capitalized to film costs) increased from $1,403,000 for the quarter ended June 30, 1996 to $4,319,000 for the quarter ended June 30, 1997. The increase is due primarily to (i) no production overhead being capitalized into film costs in the second quarter of 1997 in light of the Company's agreements to sell the films in its motion picture library and the Company's current intention not to commence production on additional motion pictures, and (ii) the creation of a $1,350,000 reserve with respect to litigation pending against the Company. In 1996 and prior periods, the Company capitalized production overhead incurred in connection with the production of a motion picture by adding such costs to the capitalized film costs of the motion picture. Production overhead being capitalized to film costs was $1,428,000 for the second quarter of 1996. The total of SG&A expenses and production overhead costs capitalized to film costs increased from $2,831,000 for the quarter ended June 30, 1996 to $3,719,000 for the quarter ended June 30, 1997.

    The provision for impairment of long-lived assets reflects a write down of the Company's visual effects equipment under provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.
121). In April 1997, the Company announced that (i) the Company had entered into the Library Sale Agreement with Disney to sell to Disney substantially all of the films in the Company's motion picture library and certain other assets, (ii) the Company did not presently intend to commence production of any additional motion pictures and (iii) the Company was considering its alternatives assuming consummation of the Film Library Sale. The Company's visual effects assets are not included in the Film Library Sale. In light of the foregoing and due to operating losses of the special effects facility, the Company determined that a write-down to net realizable value of the visual effects assets was required under SFAS No. 121. Accordingly, the Company recognized a non-cash charge of $2,665,000 at June 30, 1997 for the impairment of the visual effects long-lived assets. The provision for impairment was calculated based upon the excess of the carrying amount of the visual effects assets over the estimated fair value of the visual effects assets.

     Interest expense increased from $0 for the quarter ended June 30, 1996 to $1,260,000 for the quarter ended June 30, 1997 primarily because no interest expense for the quarter ended June 30, 1997 was capitalized to film costs in light of the Company's agreements to sell the films in its motion picture library and the Company's current intention not to commence production on additional motion pictures. In 1996 and prior periods, the Company capitalized applicable interest expense incurred in connection with the production of each motion picture. The Company determined the amount of interest expense to be capitalized to each motion picture in production by multiplying the average cumulative film cost of each motion picture in a given period by the overall effective interest rate paid by the Company on the aggregate amount of debt outstanding for such period. Interest expense, including interest capitalized to film costs, decreased from $1,785,000 for the quarter ended June 30, 1996 to $1,260,000 for the quarter ended June 30, 1997. This decrease was primarily due to the lower average outstanding balance of the Company's production loans in the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. One film was in various stages of production during the second quarter of 1997 as compared to three films during the second quarter of 1996.

     Interest income increased from $296,000 for the quarter ended June 30, 1996 to $526,000 for the quarter ended June 30, 1997 primarily due to higher cash balances during the second quarter of 1997 compared to the second quarter of 1996.

     As a result of the above, the Company incurred a net loss for the quarter ended June 30, 1997 of $7,773,000 as compared to a net loss of $716,000 for the quarter ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Feature film revenues decreased from $59,552,000 for the six months ended June 30, 1996 to $43,539,000 for the six months ended June 30, 1997. Feature film revenues for the six months ended June 30, 1996 consisted mainly of the domestic home video availability of THE SCARLET LETTER, international availability of NIXON, continuing domestic home video revenue from TOMBSTONE and continuing domestic and international revenues from DIE HARD WITH A VENGEANCE. Feature film revenues for the six months ended June 30, 1997 resulted mainly from revenues from the theatrical release of THE SHADOW CONSPIRACY and the domestic home video availability of EVITA.

     Amortization of film costs, residuals and participations decreased from $58,411,000 for the six months ended June 30, 1996 to $44,414,000 for the six months ended June 30, 1997 primarily due to the decrease in feature film revenue recognized for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     SG&A expenses (excluding production overhead costs capitalized to film costs) increased from $2,879,000 for the six months ended June 30, 1996 to $7,838,000 for the six months ended June 30, 1997. The increase is due primarily to (i) no production overhead being capitalized into film costs in the six months ended June 30, 1997 in light of the Company's agreements to sell the films in its motion picture library and the Company's current intention not to commence production on additional motion pictures, and (ii) the creation of a $1,350,000 reserve with respect to litigation pending against the Company. The total of SG&A expenses and production overhead costs capitalized to film costs increased from $5,971,000 for the six months ended June 30, 1996 to $7,838,000 for the six months ended June 30, 1997 primarily due to the creation of the litigation reserve as described above and the Company paying a bonus to an executive (the Executive Vice President, Chief Operating Officer, and Chief Financial Officer of the Company) pursuant to an amendment of such executive's employment agreement in January 1997.

    As described in "Results of Operations for the Quarter Ended June 30, 1997 Compared to the Quarter Ended June 30, 1996," the Company determined that a write-down to net realizable value of the visual effects assets was required under SFAS No. 121. Accordingly, the Company recognized a non-cash charge of $2,665,000 at June 30, 1997 for the impairment of the visual effects long-lived assets. The provision for impairment was calculated based upon the excess of the carrying amount of the visual effects assets over the estimated fair value of the visual effects assets.

     Interest expense increased from $176,000 for the six months ended June 30, 1996 to $2,393,000 for the six months ended June 30, 1997 primarily because no interest expense for the six months ended June 30, 1997 was capitalized to film costs in light of the Company's agreements to sell the films in its motion picture library and the Company's current intention not to commence production on additional motion pictures. Interest expense, including interest capitalized to film costs, decreased from $3,337,000 for the six months ended June 30, 1996 to $2,393,000 for the six months ended June 30, 1997. The decrease is the result of the Company having a lower average outstanding balance of production loans for the six months ended June 30, 1997 because one film was in production in such period as compared to three films in production in the corresponding period in 1996.

     Interest income increased from $530,000 for the six months ended June 30, 1996 to $817,000 for the six months ended June 30, 1997 primarily due to higher cash balances during the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

     As a result of the above, the Company incurred a net loss for the six months ended June 30, 1997 of $12,953,000 as compared to a net loss of $1,353,000 for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a Credit, Security, Pledge and Guaranty Agreement dated as of August 16, 1994 with The Chase Manhattan Bank ("Chase") and a syndicate of lenders (collectively, the "Lenders") which provides the Company with a revolving credit facility (the "Credit Facility") in the amount of $50,000,000. The Credit Facility (which is secured by substantially all of the assets of the Company) matures on February 28, 1999. As of June 30, 1997, approximately $8,093,000 in borrowings were outstanding under the Credit Facility, net of cash retained from the collection of deposits of minimum guarantees. As of the same date, the interest rate on the amounts outstanding under the Credit Facility was approximately 7.15% per annum. Under the Credit Facility, the Lenders have committed to make loans available until August 31, 1997, although the Company does not currently contemplate any additional borrowings under the Credit Facility.

    Although at December 31, 1996 and March 31, 1997, the Company was in default under the Credit Facility because it was not in compliance with certain covenants, the Lenders under the Credit Facility have since, in each case, either waived such noncompliance or amended the applicable covenant, as a result of which the Company was in compliance with such covenants as of June 30, 1997.

     The Company previously entered into term loan agreements with BVPD to finance a portion of the costs of COLOR OF NIGHT, THE SCARLET LETTER, NIXON, THE SHADOW CONSPIRACY and EVITA. Each loan must be repaid with accrued interest on or before the earlier of (i) four years after the loan proceeds are first made available to the Company or (ii) three years after the initial domestic theatrical release of the applicable picture. Each of these loans are secured by rights to distribute the respective motion picture in the Americas and, except for the term loan with respect to COLOR OF NIGHT which is personally guaranteed by Mr. Vajna, certain other distribution rights related to other motion pictures financed by BVPD. The COLOR OF NIGHT term loan with a balance of $4,510,000 at June 30, 1997 was scheduled to mature in May 1997, however, Disney has agreed pursuant to the Library Sale Agreement that no repayment of such loan or any other term loan is required unless the Library Sale Agreement is terminated. None of the remaining currently outstanding term loans with BVPD mature in the ordinary course in the next twelve months. At June 30, 1997, the aggregate amount outstanding under all term loans from BVPD plus accrued interest was approximately $39,209,000.

     The Company also has an outstanding promissory note in favor of Valdina Corporation N.V. ("Valdina") which is currently due and payable and under which an aggregate of $3,452,000 in principal and accrued interest was outstanding at June 30, 1997.

     Pursuant to the Library Sale Agreement, in the event the Film Library Sale is consummated, Disney agreed to assume the outstanding debt under the Company's Credit Facility relating to AN ALAN SMITHEE FILM (which is now in post-production) up to a maximum of $10,000,000, and the Company agreed to transfer to Disney all minimum guarantees and any overages paid or to be paid with respect to the film. The Company and Disney, however, have agreed in principle to change such arrangement, subject to preparation and execution of an appropriate amendment to the Library Sale Agreement. Pursuant to such an amendment, Disney would pay $3,950,000 to the Company upon delivery of AN ALAN SMITHEE FILM to Disney (a reduction of $1,050,000 from Disney's current payment obligation pursuant to existing agreements between the Company and Disney). The Company would agree to use such amount to pay off a portion of the outstanding principal and interest which the Company owes under the Credit Facility relating to production of the film. In addition, in the event the Film Library Sale is consummated, the Company would pay to Disney an amount equal to the difference between (a) the aggregate amount of minimum guarantees payable to the Company with respect to such film, which amount is to be no less than $10,912,000 and (b) the sum of (x) the actual out-of-pocket production costs for AN ALAN SMITHEE FILM (including actual finance costs and interest under the Credit Facility to the extent such costs and interest are directly attributable to loans under the Credit Facility in connection with production of the film) (the "Smithee Production Costs") up to $10,000,000 plus (y) 50% of any Smithee Production Costs in excess of $10,000,000 (such sum of (x) and (y) not to exceed $10,500,000). The Company presently estimates, based on information currently available to management, that it will receive approximately $10,912,000 in advances and minimum guarantees with respect to such film and that the Smithee Production Costs will be approximately $10,972,000 (the direct negative cost of approximately $10,419,000 plus an estimated $553,000 in finance costs and interest), and, therefore, the Company currently anticipates that the payment to Disney would be approximately $425,000. However, such amount is only an estimate and the actual payment to Disney under this arrangement could be different depending on, among other things, the actual amount of post-production costs and the actual date of delivery of the film to Disney. The minimum guarantees received by the Company from parties other than Disney with respect to AN ALAN SMITHEE FILM will be used to pay down amounts outstanding under the Credit Facility relating to the film. The Company currently anticipates that no significant amounts will be outstanding under the Credit Facility after the application of such minimum guarantees (including the $3,950,000 from Disney) to pay down amounts outstanding under the Credit Facility.

     The Company and HPC have an arrangement whereby the Company is financially obligated to pay to HPC the lesser of 50% of the cost of the motion picture tentatively entitled DEEP RISING or $22,500,000 (the "Cinergi Amount"), in exchange for (i) a 50% equity participation in DEEP RISING and
(ii) a sales fee for international distribution of such motion picture. In connection with the Library Sale Agreement, upon consummation of the Film Library Sale, the Company will no longer be obligated to pay the Cinergi Amount, will relinquish the equity participation and sales fee, and will no longer serve as sales agent with respect to such motion picture. In the event the Film Library Sale is not consummated, the Company currently anticipates that it will have obtained sufficient advances and minimum guarantees with respect to its interest in the film to satisfy the payment obligation.

     The Company has a "first-look" arrangement with Oliver Stone and certain of his affiliated entities (collectively, "Stone") pursuant to which Stone submits to the Company all theatrical motion picture projects owned or controlled by Stone for the Company's development and consideration of possible production and, as consideration for Stone's submitting such projects to the Company, the Company pays certain amounts annually to Stone for overhead and development. Disney has reimbursed the Company for all amounts payable to Stone through February 10, 1997, however, pursuant to the Library Sale Agreement, the Company is generally responsible for all payments to Stone from such date through expiration of the arrangement in February 1998. The Company currently estimates that the payments due under the Stone Agreement from June 30, 1997 through February 1998 will be approximately $1,570,000.

     At June 30, 1997, the Company had cash on hand of approximately $30,274,000 (exclusive of restricted cash of approximately $3,920,000 consisting primarily of amounts due to HPC from deposits received in connection with the international distribution of DEEP RISING pursuant to the arrangement between the Company and HPC described above).

     As the Company does not presently intend to commence production on any additional motion pictures, management of the Company has been implementing reductions in personnel to achieve staff size commensurate with the Company's current level of activity. The Company has also agreed to reduce the amount of space it leases in its corporate headquarters building by approximately fifty percent beginning September 1, 1997.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Trial in the lawsuit by Laurence Fishburne and The LOA Productions, Inc., Mr. Fishburne's loan-out corporation, against the Company, a subsidiary of the Company and Randolph M. Paul, Senior Vice President, Business Affairs and a Director of the Company, which was originally scheduled for August 11, 1997 in Los Angeles Superior Court has been rescheduled by agreement of the
parties to August 25,1997.   The action, for breach of oral contract, fraud
and deceit, and civil conspiracy was originally filed on July 11, 1994. The plaintiffs claim that the Company entered into an oral contract for Mr. Fishburne to appear in the motion picture, DIE HARD WITH A VENGEANCE, but repudiated the contract the following day. Plaintiffs are claiming damages of $1,750,000, representing the fixed compensation to which they allege they are entitled, additional compensatory damages of up to $350,000 and general and punitive damages. The Company believes it has meritorious defenses to the allegations. An adverse judgment in such litigation could have a material adverse effect on the Company's financial condition.

     As previously reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, in May 1997 the Company settled certain legal proceedings with Le Film Office relating to monies payable to the Company with respect to THE SHADOW CONSPIRACY. See Note 4 of "Notes to Condensed Consolidated Financial Statements (unaudited)" set forth herein.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a)   Exhibits.

          2.1 Purchase and Sale Agreement, dated April 3, 1997, by and between the Company and Cinergi Productions N.V. Inc. and Walt Disney Pictures and Television Incorporated. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 3, 1997, filed with the Securities and Exchange Commission on April 4, 1997.

          2.2 Assignment Agreement, dated as of July 14, 1997, between Twentieth Century Fox Film Corporation and Cinergi Pictures Entertainment Inc. and Cinergi Productions N.V. Inc. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 9, 1997, filed with the Securities and Exchange Commission on July 17, 1997.

          27   Financial Data Schedule (filed electronically only).  Filed herewith.

     b)   Reports on Form 8-K.

          The following reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997:

             Current Report on Form 8-K, dated April 3, 1997, filed by the Company with the Securities and Exchange Commission on April 4, 1997 reporting under "Item 5 --

             Other Events" the execution of the Library Sale Agreement with Disney and the Company's announcement of its intention not to commence production on any additional motion pictures.

             Current Report on Form 8-K, dated June 24, 1997, filed by the Company with the Securities and Exchange Commission on the same date reporting under "Item 5 -- Other Events" the Company's announcement that (i) it had instructed the Company's financial advisor, Jefferson Capital Group, Ltd., to solicit cash bids from qualified buyers for the purchase of certain development projects,
             (ii) it had received an initial bid for such development projects from Andrew G. Vajna, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, (iii) it was in discussions with Twentieth Century Fox regarding the sale to Twentieth Century Fox of the Company's rights in the film DIE HARD WITH A VENGEANCE, and (iv) it had commenced negotiations, through a Special Committee of the Company's Board of Directors, with Mr. Vajna with respect to a potential merger with an entity controlled by Mr. Vajna that would occur after the sale of substantially all of the assets of the Company.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CINERGI PICTURES ENTERTAINMENT INC.



August 19, 1997               By:        /s/ WARREN BRAVERMAN
                                --------------------------------------------
                                Warren Braverman, Executive Vice President,
                                Chief Operating Officer and Chief Financial
                                Officer, signing both in his capacity as
                                Executive Vice President on behalf of
                                Registrant and as Chief Financial Officer of
                                Registrant