Form 10-Q/A
period 1997-06-30
CINERGI PICTURES ENTERTAINMENT INC
filed 1997-08-21
CIK 922519

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

                       CINERGI PICTURES ENTERTAINMENT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                                1996                 1997          1996             1997
                                             -----------         -----------     -----------     ----------
 Revenues
   Feature films                             $22,447,000         $17,013,000     $59,552,000     $43,539,000
   Fee income                                     20,000               1,000          31,000           1,000
                                             -----------         -----------    ------------     -----------
                                              22,467,000          17,014,000      59,583,000      43,540,000
 Cost and expenses:
   Amortization of film
     costs, residuals &
     participations                           22,076,000          17,069,000      58,411,000      44,414,000
   Selling, general &
     administrative expenses                   1,403,000           4,319,000       2,879,000       7,838,000
Provision for
  impairment of
  long-lived assets                                  --           2,665,000              --       2,665,000
                                             -----------         -----------    ------------     -----------
 Operating loss                               (1,012,000)         (7,039,000)     (1,707,000)    (11,377,000)

 Interest expense                                     --          (1,260,000)       (176,000)     (2,393,000)
 Interest income                                 296,000             526,000         530,000         817,000
                                             -----------         -----------    ------------     -----------
 Net loss                                    $  (716,000)        $(7,773,000)    $(1,353,000)   $(12,953,000)
                                             -----------         -----------    ------------     -----------
                                             -----------         -----------    ------------     -----------
 Net loss per share                               $(0.05)             $(0.58)         $(0.10)         $(0.96)
                                                  ------              ------          ------          ------
                                                  ------              ------          ------          ------
 Weighted average number
   of shares outstanding                      14,192,000          13,447,000      14,192,000      13,449,000
                                             -----------         -----------    ------------     -----------
                                             -----------         -----------    ------------     -----------



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

     Selling, general and administrative ("SG&A") expenses (excluding production overhead costs capitalized to film costs) increased from $1,403,000 for the quarter ended June 30, 1996 to $4,319,000 for the quarter ended June 30, 1997. The increase is due primarily to (i) no production overhead being capitalized into film costs in the second quarter of 1997 in light of the Company's agreements to sell the films in its motion picture library and the Company's current intention not to commence production on additional motion pictures, and (ii) the creation of a $1,350,000 reserve with respect to litigation pending against the Company. In 1996 and prior periods, the Company capitalized production overhead incurred in connection with the production of a motion picture by adding such costs to the capitalized film costs of the motion picture. Production overhead being capitalized to film costs was $1,428,000 for the second quarter of 1996. The total of SG&A expenses and production overhead costs capitalized to film costs increased from $2,831,000 for the quarter ended June 30, 1996 to $4,319,000 for the quarter ended June 30, 1997.

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


                              CINERGI PICTURES ENTERTAINMENT INC.



August 21, 1997               By:        /s/ WARREN BRAVERMAN
                                --------------------------------------------
                                Warren Braverman, Executive Vice President,
                                Chief Operating Officer and Chief Financial
                                Officer, signing both in his capacity as
                                Executive Vice President on behalf of
                                Registrant and as Chief Financial Officer of
                                Registrant