Form 10-Q
period 1997-09-30
CINERGI PICTURES ENTERTAINMENT INC
filed 1997-11-19
CIK 922519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                              --------------------------

                                      FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                            COMMISSION FILE NUMBER 0-23958

                              --------------------------

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

                              --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  /X/  Yes    / /  No

    As of November 14, 1997, there were 13,446,874 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CINERGI PICTURES ENTERTAINMENT INC.

                                        INDEX

                            PART I.  FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets --
           December 31, 1996 and September 30, 1997 (unaudited). . . . . . .3

         Condensed Consolidated Statements of Operations (unaudited)
           for the three and nine months ended September 30,
           1996 and September 30, 1997 . . . . . . . . . . . . . . . . . . .5

         Condensed Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 1996 and
           September 30, 1997. . . . . . . . . . . . . . . . . . . . . . . .6

         Notes to Condensed Consolidated
           Financial Statements (unaudited). . . . . . . . . . . . . . . . .8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . . 16

Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk . . . . . . . . . . . . . . . . . . . . . . . 23

                              PART II. OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 24

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . 24

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 24

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 24

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . 24

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 26

    Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                                       PART I.

                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CINERGI PICTURES ENTERTAINMENT INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                December 31,    September 30,
                                                   1996             1997
                                               ------------     ------------
                                                                 (unaudited)
                     ASSETS
 Cash and cash equivalents                     $ 27,364,000     $ 26,073,000
 Restricted cash                                  5,654,000        5,169,000
 Accounts receivable                             10,850,000        7,367,000
 Accounts receivable, related parties               799,000          849,000
 Film costs, less accumulated amortization      103,792,000       53,424,000
 Property and equipment, at cost,
   less accumulated depreciation                  4,819,000          427,000
 Other assets                                     3,270,000        2,849,000
                                               ------------     ------------

     TOTAL ASSETS                              $156,548,000     $ 96,158,000
                                               ------------     ------------
                                               ------------     ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities
   Accounts payable                              $2,141,000      $ 3,156,000
   Accrued interest                                  23,000                0
   Accrued residuals & participations            13,045,000       13,837,000
   Deferred revenue                              46,568,000        2,141,000
   Capital lease obligation                         291,000               --
   Loans payable                                  6,026,000        7,753,000
   Notes and amounts payable
     to related parties                          49,747,000       53,350,000
                                               ------------     ------------

     TOTAL LIABILITIES                         $117,841,000     $ 80,237,000

                         CINERGI PICTURES ENTERTAINMENT INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                                December 31,     September 30,
                                                   1996              1997
                                                -----------      ------------
                                                                  (unaudited)

 Common Stock with certain redemption
  features, $.01 par value, 744,682 (1996)
  and 0 (1997) shares issued and outstanding
  less notes receivable from related parties
  amounting to $900,000 (1996) and $0 (1997)     $2,100,000      $        --

 Commitments & Contingencies (Note 4)                    --               --

 STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value,
   5,000,000 shares authorized, no shares
   issued and outstanding                                --               --
  Common Stock, $.01 par value,
   20,000,000 shares authorized,
   13,074,533 (1996) and 13,446,874
   (1997) shares issued and outstanding             131,000          135,000
  Additional Paid-in Capital                     65,548,000       68,095,000
  Retained Deficit                              (29,072,000)     (51,859,000)
                                               ------------     ------------
   TOTAL STOCKHOLDERS' EQUITY                    36,607,000       16,371,000

   Receivable from shareholder
                                                         --         (450,000)
                                               ------------     ------------
                                                $36,607,000      $15,921,000
                                               ------------     ------------

 TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                        $156,548,000      $96,158,000
                                               ------------     ------------
                                               ------------     ------------


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

                         CINERGI PICTURES ENTERTAINMENT INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                   Three Months Ended                                Nine Months Ended
                                                      September 30,                                    September 30,
                                               1996                  1997                       1996                  1997
                                            -----------           -----------                -----------           -----------
 Revenues
   Feature films                            $30,160,000           $15,649,000                $89,712,000           $59,186,000
   Fee income                                    29,000                     0                     60,000                23,000
                                            -----------          ------------               ------------          ------------
                                             30,189,000            15,649,000                 89,772,000            59,209,000

 Cost and expenses:
   Amortization of film
     costs, residuals &
     participations                          28,543,000            17,785,000                 86,954,000            62,198,000
   Selling, general &
     administrative expenses                  2,111,000             6,210,000                  4,990,000            14,071,000
 Provision for impairment
   of long lived assets                              --                    --                         --             2,665,000
                                            -----------          ------------               ------------          ------------
 Operating loss                                (465,000)           (8,346,000)                (2,172,000)          (19,725,000)

 Interest expense                                   --             (1,970,000)                  (176,000)           (4,362,000)
 Interest income                                171,000               483,000                    701,000             1,300,000
                                            -----------          ------------               ------------          ------------

 Net loss                                   $  (294,000)         $ (9,833,000)              $ (1,647,000)         $(22,787,000)
                                            -----------          ------------               ------------          ------------
                                            -----------          ------------               ------------          ------------

 Net loss per share                              $(0.02)              $ (0.73)                    $(0.12)               $(1.69)
                                            -----------          ------------               ------------          ------------
                                            -----------          ------------               ------------          ------------
 Weighted average number
   of shares outstanding                     14,192,000            13,447,000                 14,192,000            13,448,000
                                            -----------          ------------               ------------          ------------
                                            -----------          ------------               ------------          ------------



              See notes to condensed consolidated financial statements.

                         CINERGI PICTURES ENTERTAINMENT INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (UNAUDITED)


                                                        Nine Months Ended
                                                          September 30,
                                                      1996             1997
                                                  -------------    -------------

 OPERATING ACTIVITIES

 Net loss                                         $( 1,647,000)    $(22,787,000)

 Adjustments to reconcile net loss to net
    cash provided by (used in)
    operating activities:
    Depreciation                                       901,000        1,821,000
    Provision for impairment of
     long-lived assets                                      --        2,665,000
    Amortization of unearned compensation              938,000               --
    Film cost amortization                          81,317,000       54,502,000
    Changes in operating assets and liabilities:
     Accounts receivable                            (3,786,000)       3,483,000
     Accounts receivable, related parties             (357,000)         (50,000)
     Film cost additions                           (65,245,000)      (4,134,000)
     Other assets                                      (58,000)         421,000
     Accounts payable & accrued expenses and
      interest                                       1,198,000          992,000
     Accrued residuals and
      participations payable                         1,212,000          792,000
     Deferred revenue                               (21,753,000)    (44,426,000)
                                                  -------------    -------------
 Net cash used in
    operating activities                           ( 7,280,000)      (6,721,000)

 INVESTING ACTIVITIES

 Purchase of property and equipment                   (112,000)        (110,000)
 Proceeds from the sale of property and equipment           --           16,000
                                                  -------------    -------------

 Net cash used in investing activities                (112,000)         (94,000)



              See notes to condensed consolidated financial statements.

                         CINERGI PICTURES ENTERTAINMENT INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                     (UNAUDITED)


                                                        Nine Months Ended
                                                          September 30,
                                                      1996             1997
                                                  -------------    -------------

 FINANCING ACTIVITIES

 Increase in loans payable                         $32,196,000     $ 20,124,000
 Payments on loans payable                         (42,396,000)     (18,397,000)
 Decrease in restricted cash                                --          485,000
 Increase in notes and amounts payable to
   related parties                                     615,000        4,089,000
 Payments on notes and amounts payable to
   related parties                                    (718,000)        (486,000)
 Payments on capital lease obligation               (1,105,000)        (291,000)
                                                  -------------    -------------
 Net cash (used in) provided by financing
   activities                                      (11,408,000)       5,524,000
                                                  -------------    -------------
 (Decrease) increase in cash                       (18,800,000)      (1,291,000)

 Cash and cash equivalents at beginning of year     29,832,000       27,364,000
                                                  -------------    -------------

 Cash and cash equivalents at end of period        $11,032,000     $ 26,073,000
                                                  -------------    -------------
                                                  -------------    -------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid during the period for:
   Income taxes                                        $23,000     $     18,400

NINE MONTHS ENDED SEPTEMBER 30, 1997
  In January 1997, the Company repurchased 372,341 shares of Common Stock of the Company in exchange for the forgiveness of a note amounting to $450,000.

NINE MONTHS ENDED SEPTEMBER 30, 1996
  Visual effects equipment amounting to $1,580,000 was purchased under a capital lease agreement.

  Accrued interest of $575,000 relating to production loans owed to a third party was offset against monies owed to the Company by such third party.

              See notes to condensed consolidated financial statements.

                         CINERGI PICTURES ENTERTAINMENT INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                  September 30, 1997

    NOTE 1 -- PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements of Cinergi Pictures Entertainment Inc. (the "Company" or "CPEI") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in CPEI's Annual Report on Form 10-K for the year ended December 31, 1996 ("Annual Report") filed with the Securities and Exchange Commission.

    NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

    NET LOSS PER COMMON SHARE. The per share data for the three and nine month periods ended September 30, 1996 and 1997 are based on the weighted average number of common and common share equivalents outstanding during the period. Common Stock with certain redemption features are considered common share equivalents. Stock options and warrants are considered common share equivalents if dilutive.

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

    In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income.
The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement applies to all enterprises that provide a full set of general-purpose financial statements. The statement becomes effective for all financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted. Further, in June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in inteirm financial reports to shareholders. The proposal supersedes FASB Statement No. 14 on segments and does not apply to nonpublic enterprises or to not-for-profit organizations. The statement becomes effective for all financial statements for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company does not believe the adoption of SFAS No. 130 and SFAS No. 131 will have a material effect on the Company's financial statements.

    NOTE 3 -- FILM COSTS

   Film costs consist of the following:

                                                 DECEMBER 31,  SEPTEMBER 30,
                                                    1996           1997
                                                ------------   ------------

       Released, less amortization . . . . .    $52,077,000    $36,827,000
       Completed, not released . . . . . . .     37,025,000     11,529,000
       In production . . . . . . . . . . . .      9,373,000            --
       Development . . . . . . . . . . . . .      5,317,000      5,068,000
                                                ------------   ------------
                                                $103,792,000   $53,424,000
                                                ------------   ------------
                                                ------------   ------------

                         CINERGI PICTURES ENTERTAINMENT INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

                                  September 30, 1997



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

     Pursuant to Article Tenth of the Company's Restated Certificate of Incorporation, Article V of the Company's Bylaws, indemnity agreements entered into between the Company and certain of its officers and directors, and the provisions of Section 145 of the Delaware General Corporation Law, the Company is advancing the expenses of certain of its employees, officers and directors other than Mr. Vajna ("Indemnitees") which they may incur in connection with the Investigation. As of November 10, 1997, the Company had advanced an aggregate of $294,000 on behalf of the Indemnitees. The Indemnitees have undertaken to reimburse the Company for their expenses if it is ultimately determined that they are not entitled to be indemnified. In addition, Mr. Vajna has undertaken to reimburse the Company under certain circumstances with respect to the expenses of the Indemnitees. Given the current uncertainty regarding the scope and duration of the Investigation and the amount of expenses which may be incurred by the Indemnitees in connection with the Investigation, there is no basis upon which to estimate the financial impact which the foregoing may have on the Company.

     On August 25, 1997, the Company settled legal proceedings brought by Laurence Fishburne and The LOA Productions, Inc., Mr. Fishburne's loan-out corporation ("LOA"), against the Company, a subsidiary of the Company and Randolph M. Paul, former Senior Vice President, Business Affairs and a former Director of the Company (the "Fishburne Litigation"). The action, for breach of oral contract, fraud and deceit, and civil conspiracy, was originally filed on July 11, 1994. The plaintiffs had claimed that the Company entered into an oral contract for Mr. Fishburne to appear in the motion picture, DIE HARD WITH A VENGEANCE, but repudiated the contract the following day. Plaintiffs claimed damages for $1,750,000, representing the fixed compensation to which they allege they were entitled, additional compensatory damages of up to $350,000 and general and punitive damages.

     Pursuant to the terms of the settlement, the Company paid LOA $750,000 and entered into certain agreements with plaintiffs and an entity controlled by Mr. Fishburne which provide the Company with

                         CINERGI PICTURES ENTERTAINMENT INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

                                  September 30, 1997


a non-exclusive option (the "Option") to acquire certain rights ("Rights") to a play and related screenplay both written by Mr. Fishburne. The Company also established a letter of credit in the amount of $600,000, the amount which must be paid to the entity controlled by Mr. Fishburne if the Company does not exercise the Option, if the Company does not meet certain other time deadlines, or if the Company fails to match any bona fide third party offers for the Rights. If, during the term of the Option, the Company takes certain actions which will result in the Option becoming exclusive, exercises the Option, or successfully matches any bona fide third party offers for the Rights, then the Company will also incur additional obligations such as those with respect to the financing and developing of the Rights.

     The Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company does not currently believe that any such proceedings will have a material adverse effect on the Company's operations or financial condition.

     On April 3, 1997, the Company entered into a Purchase and Sale Agreement (as it has been amended, the "Library Sale Agreement") with Walt Disney Pictures and Television, a subsidiary of The Walt Disney Company, to sell to Walt Disney Pictures and Television substantially all of the films in the Company's motion picture library and certain other assets (referred to herein as the "Film Library Sale";"Disney" is used herein to refer to Walt Disney Pictures and Television and/or its affiliates, including The Walt Disney Company, as applicable). In exchange for the assets being sold to Disney, Disney has agreed to relinquish its equity interest in the Company (555,556 shares of the Company's Common Stock and a warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $9.00 per share) and cancel its outstanding loans to the Company (approximately $39,995,000 as of September 30, 1997). In addition, Disney has agreed to assume with respect to the films and rights therein being sold to Disney all residuals and participation obligations, as well as all scheduled obligations relating to the Company's existing exploitation agreements. Pursuant to the Library Sale Agreement, Disney will pay $3,725,000 to the Company upon delivery of AN ALAN SMITHEE FILM to Disney (a reduction of $1,275,000 from Disney's original payment obligation pursuant to existing agreements between the Company and Disney). To the extent that the Company receives any fixed cash minimum guarantees with respect to AN ALAN SMITHEE FILM ("Excess Minimum Guarantees") other than those minimum guarantees the Company has scheduled under existing exploitation agreements with parties other than Disney, then the Company, at the closing of the Film Library Sale, must account for and remit such Excess Minimum Guarantees to Disney. The Company does not currently anticipate that there will be any significant Excess Minimum Guarantees.

     The film library being sold to Disney includes primarily all of the Company's rights (except minimum guarantee payments) to the following eleven motion pictures: MEDICINE MAN, TOMBSTONE, RENAISSANCE MAN, COLOR OF NIGHT, JUDGE DREDD, THE SCARLET LETTER, NIXON, EVITA (excluding soundtrack rights), AMANDA, THE SHADOW CONSPIRACY, and AN ALAN SMITHEE FILM. Disney will also retain overages otherwise payable to the Company by Disney after January 1, 1997 with respect to certain distribution rights to DIE HARD WITH A VENGEANCE previously licensed to Disney. In addition, upon consummation of

                         CINERGI PICTURES ENTERTAINMENT INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

                                  September 30, 1997


the Film Library Sale, the Company's twenty-five film domestic distribution arrangement with Disney, under which nine films have been delivered, will be terminated.

     The Film Library Sale is subject to numerous conditions, including, among other things, the approval of the Company's stockholders. The Library Sale Agreement and related Film Library Sale may also be terminated by the Company or Disney in certain circumstances, including, among other things, upon failure to consummate the Film Library Sale by December 24, 1997. Members of the Company's Board of Directors who are also stockholders in the Company have agreed to vote their shares in favor of the transaction in accordance with the terms of the Library Sale Agreement.

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

     On July 15, 1997, the Company entered into an Assignment Agreement (as it has been amended, the "Assignment Agreement") with Twentieth Century Fox Film Corporation ("Fox") to sell to Fox, subject to certain conditions, the Company's rights in DIE HARD WITH A VENGEANCE in exchange for $11,250,000 in cash. The Company owns DIE HARD WITH A VENGEANCE with Fox. Fox controls all sequel rights to the film, as well as distribution rights to the film in the United States, Canada and Japan (and certain additional minor territories), and worldwide in certain ancillary media. Pursuant to the Assignment Agreement, the Company will relinquish the right to receive overages from those territories and media for which Fox controls distribution rights.

     Fox will receive the Company's rights in DIE HARD WITH A VENGEANCE subject to the terms of the Company's existing exploitation agreements relating to such rights, including the Company's agreements with Disney. The Company, which controlled distribution rights to DIE HARD WITH A VENGEANCE in international territories other than those for which Fox controls distribution rights, has previously granted Disney distribution rights to the film in a portion of those international territories. Pursuant to the Library Sale Agreement, the Company has agreed, upon consummation of the Film Library Sale, to relinquish overages payable by Disney after January 1, 1997 with respect to DIE HARD WITH A VENGEANCE. Pursuant to the Assignment Agreement, the Company was still entitled to receive any overages under its existing exploitation agreements which relate to DIE HARD WITH A VENGEANCE and are with parties other than Disney and Fox. However, as indicated below, the Company subsequently sold substantially all of such remaining rights to receive DIE HARD WITH A VENGEANCE overages.

     Pursuant to the Assignment Agreement, Fox will continue to be responsible for the payment of residuals relating to distribution of the film in those territories for which Fox currently controls distribution rights, and, as the Company's existing exploitation agreements expire (including the Company's agreements with Disney) and the distribution rights in those territories revert to Fox, Fox will become responsible for the payment of residuals in the applicable territories covered by any exploitation

                         CINERGI PICTURES ENTERTAINMENT INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

                                  September 30, 1997


agreements. The Company, however, will continue to be responsible for all participations due to profit participants in the film (other than those associated with distribution of the film in the territories licensed to Disney, for which Disney is responsible). The Company currently anticipates, subject to, among other things, actual future revenues generated by the film, that the Company's residuals and participation obligations with respect to such film will not exceed approximately $812,000.

     The sale of the Company's rights in DIE HARD WITH A VENGEANCE to Fox is subject to several conditions including, among other things, consummation of the Film Library Sale to Disney and applicable approval of the Company's stockholders. If the Library Sale Agreement terminates, the Assignment Agreement will automatically also terminate.

     In June 1997, the Company instructed its financial advisor, Jefferson Capital Group, Ltd., to solicit cash bids from qualified buyers for the purchase of the Company's slate of twenty-one wholly-owned development projects. The Company received an initial bid for the development projects of $4,750,000 (plus the reimbursement of certain of the Company's costs related to such projects) from Mr. Vajna. Additional qualified bids were required to be at least fifteen percent higher than the initial bid and submitted to the Company by noon, eastern time, on August 19, 1997. As no additional qualified bids were received by the bidding deadline, Mr. Vajna was the prevailing bidder. The sale of such development projects to Mr. Vajna is subject to consummation of the Film Library Sale and the transactions contemplated by the Assignment Agreement. As the parties to the Merger (described below) negotiated the merger consideration on the basis of a value for such development projects equal to Mr. Vajna's bid, such development projects will merely be part of the assets of the Company at the time of the Merger and no separate cash consideration will be paid to the Company for such projects.

     In September 1997, Mr. Vajna, Valdina Corporation N.V. ("Valdina"), CPEI Acquisition, Inc. ("Buyer"), a Delaware corporation wholly owned by Mr. Vajna and Valdina, and the Company entered into an Agreement of Merger (the "Merger Agreement") pursuant to which Buyer will be merged with and into the Company and the Company will become wholly owned by Mr. Vajna and Valdina (the "Merger"). Valdina, a corporation organized under the laws of The Netherlands Antilles is indirectly beneficially owned 99.8% by Mr. Vajna and 0.2% by a trust which benefits certain persons including the son of Mr. Vajna. Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share ("Share") of Company Common Stock (other than Shares owned by Mr. Vajna or Valdina, treasury Shares, or Shares as to which statutory dissenters' rights are perfected) will be converted into the right to receive $2.41 in cash (the "Purchase Price"). The Purchase Price has been adjusted upwards from an original price of $2.30 (the "Original Purchase Price") and is subject to potential further upward adjustment as provided in the Merger Agreement. The Merger is subject to the satisfaction or waiver of numerous conditions, and the Merger Agreement may be terminated and the Merger abandoned in certain circumstances.

                         CINERGI PICTURES ENTERTAINMENT INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

                                  September 30, 1997


     The Company had a "first-look" arrangement with Oliver Stone and certain of his affiliated entities ("Stone") pursuant to which Stone submitted the Company all theatrical motion picture projects owned or controlled by Stone for the Company's development and consideration of possible production and, as consideration for Stone's submitting such projects to the Company, the Company paid certain amounts annually to Stone for overhead and development. Disney reimbursed the Company for all amounts payable to Stone through February 10, 1997. In September 1997, the Company entered into a Termination Agreement (the "Termination Agreement") with Stone in order to terminate the "first-look" arrangement between the Company and Stone and their respective obligations thereunder. Pursuant to such agreement, the Company (i) transferred to Stone all but one of the nineteen development projects funded by the Company under the "first look" arrangement with Stone and (ii) made certain payments to, or for the benefit of Stone. As a result of the Termination Agreement, the Company was relieved of $961,000 in obligations the Company otherwise would have had with respect to the "first-look" arrangement. In the event the Film Library Sale is not consummated, Disney would be obligated to reimburse the Company for all amounts paid to Stone after February 10, 1997 in connection with the "first-look" arrangement (approximately $992,000).

     In 1996, the Company and Disney entered into a Financing and Distribution Agreement whereby the Company is financially obligated to pay to Disney the lesser of 50% of the cost of the motion picture tentatively entitled "DEEP RISING" or $22,500,000 (the "Cost Amount"), in exchange for (i) a 50% equity participation in such motion picture and (ii) a sales fee for international distribution of such motion picture. Pursuant to the Library Sale Agreement, upon consummation of the Film Library Sale, the Company (a) will no longer have any interest in the film as it will no longer serve as sales agent with respect to the film, (b) will relinquish its equity participation in the film and sales fee, (c) will remit to Disney all minimum guarantees received by the Company with respect to DEEP RISING while it served as sales agent with respect to the film and which were not previously remitted to Disney, and (d) will no longer be obligated to pay the Cost Amount.

     The Company and Summit Entertainment N.V. ("Summit N.V.") and Summit Entertainment L.P. ("Summit L.P.") (collectively with their affiliates, "Summit"), international sales agents unaffiliated with the Company, have entered into agreements dated as of September 10, 1997 (the "Summit Agreements") which primarily provide for (i) the purchase by Summit N.V., in exchange for the payment of $400,000 to the Company, of the Company's rights to receive any overages from international subdistributors (other than Disney and Fox) pursuant to the Company's existing exploitation agreements with respect to DIE HARD WITH A VENGEANCE (other than those overages relating to exploitation agreements with respect to the territories of Italy and Hungary), (ii) the purchase by Summit N.V., in exchange for the payment of an additional $400,000 to the Company, of approximately $760,000 in miscellaneous receivables outstanding as of September 30, 1997 (not including any receivables relating to AN ALAN SMITHEE FILM), and (iii) the termination of Summit's sales agency relationships with the Company and the settlement of the Company's obligations in connection therewith in exchange for an aggregate payment by the Company to Summit (which, pursuant to an additional agreement with Summit, includes certain amounts payable to Summit with respect to a past Company production) of approximately $827,000. The foregoing transactions with Summit were consummated in November 1997.

                         CINERGI PICTURES ENTERTAINMENT INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

                                  September 30, 1997


     In September 1997, Cinergi Productions Inc. (California) ("CPI"), the wholly owned subsidiary of the Company which operated the Company's visual effects facility, shut down the operations of such facility and, subsequent thereto, transferred the assets thereof to an unaffiliated third party (the "Purchaser") in consideration of the assumption by the Purchaser of approximately $900,000 in obligations and liabilities of CPI, including certain payroll and related obligations, the agreement of the Purchaser to manage, on behalf of CPI, the resolution of certain other CPI liabilities and obligations, and the contribution by the Purchaser of $200,000 thereto. In connection with this transaction, CPI also assigned to the Purchaser all of CPI's rights, duties and obligations under a production services agreement relating to a motion picture for which CPI had been engaged to create visual effects. In consideration of such assignment, the Purchaser agreed to indemnify CPI in connection with any claims or actions initiated by any third party with respect to the production services agreement.

                         CINERGI PICTURES ENTERTAINMENT INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (UNAUDITED)

                                  September 30, 1997


     NOTE 5 -- PROVISION FOR IMPAIRMENT OF LONG-LIVED ASSETS

     During 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). In April 1997, the Company announced that (i) the Company had entered into the Library Sale Agreement with Disney to sell to Disney substantially all of the films in the Company's motion picture library and certain other assets, (ii) the Company did not presently intend to commence production of any additional motion pictures, and (iii) the Company was considering its alternatives assuming consummation of the Film Library Sale. The Company's visual effects assets are not included in the Film Library Sale. In light of the foregoing and due to operating losses of the visual effects facility, the Company determined that a write-down to net realizable value of the visual effects assets was required under SFAS No. 121. Accordingly, the Company recognized a non-cash charge of $2,665,000 at June 30, 1997 for the impairment of the visual effects long-lived assets. The provision for impairment was calculated based upon the excess of the carrying amount of the visual effects assets over the estimated fair value of the visual effects assets.

     NOTE 6 -- SUBSEQUENT EVENTS AND OTHER MATTERS

     On November 14, 1997, the Company paid off the outstanding balance under its revolving credit facility (approximately $5,639,000 in principal and accrued interest on such date). The commitment to lend under the credit facility had previously expired in August 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" INCLUDING THOSE WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS MAY CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY (i) HAS ENTERED INTO AN AGREEMENT TO SELL SUBSTANTIALLY ALL OF THE FILMS IN THE COMPANY'S MOTION PICTURE LIBRARY AND CERTAIN OTHER ASSETS TO WALT DISNEY PICTURES AND TELEVISION, (ii) HAS ENTERED INTO AN AGREEMENT TO SELL THE COMPANY'S RIGHTS IN DIE HARD WITH A VENGEANCE TO TWENTIETH CENTURY FOX FILM CORPORATION, (iii) HAS CONCLUDED VARIOUS ARRANGEMENTS REGARDING CERTAIN OF THE COMPANY'S ASSETS NOT INCLUDED IN THE TRANSACTIONS WITH DISNEY AND FOX, AND (iv) HAS ENTERED INTO AN AGREEMENT WITH, AMONG OTHERS, ANDREW G. VAJNA, PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS OF THE COMPANY, REGARDING THE TERMS OF A MERGER THAT WOULD FOLLOW CONSUMMATION OF THE TRANSACTIONS WITH DISNEY AND FOX. IN ADDITION, THE COMPANY ALSO HAS ANNOUNCED THAT IT DOES NOT PRESENTLY INTEND TO COMMENCE PRODUCTION ON ANY ADDITIONAL MOTION PICTURES. AS A RESULT, THE COMPANY'S RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED IN FUTURE PERIODS (INCLUDING FOR THE YEAR ENDING DECEMBER 31, 1997). THE MERGER AGREEMENT AND THE AGREEMENTS TO SELL SUBSTANTIALLY ALL OF THE FILMS IN THE COMPANY'S MOTION PICTURE LIBRARY AND THE COMPANY'S RIGHTS IN DIE HARD WITH A VENGEANCE ARE SUBJECT TO NUMEROUS CONDITIONS AND MAY ALSO BE TERMINATED IN CERTAIN CIRCUMSTANCES. THE MERGER IS SUBJECT TO CONSUMMATION OF THE TRANSACTIONS WITH DISNEY AND FOX. NO ASSURANCE CAN BE GIVEN THAT THE MERGER OR THE SALES OF ASSETS TO DISNEY AND FOX WILL BE CONSUMMATED. ADDITIONAL RISKS AND UNCERTAINTIES ARE DISCUSSED ELSEWHERE IN APPROPRIATE SECTIONS OF THIS REPORT AND IN OTHER FILINGS MADE BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING, WITHOUT LIMITATION, THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR ITS FISCAL YEAR ENDED DECEMBER 31, 1996, THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED APRIL 3, 1997, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 4, 1997, THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JULY 9, 1997, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 17, 1997, THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED AUGUST 25, 1997, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 5, 1997, AND THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED OCTOBER 2, 1997, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 9, 1997. THE RISKS HIGHLIGHTED ABOVE AND ELSEWHERE IN THIS REPORT SHOULD NOT BE ASSUMED TO BE THE ONLY THINGS THAT COULD AFFECT FUTURE PERFORMANCE OF THE COMPANY. THE COMPANY DOES NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY MANAGEMENT OF THE COMPANY OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

     As indicated under Note 4 to "Notes to Condensed Consolidated Financial Statements (unaudited)" under Item 1 above, in April 1997, the Company entered into the Library Sale Agreement with Disney, to sell to Disney substantially all of the films in the Company's motion picture library and certain other assets, subject to certain conditions (including the approval of the Company's stockholders) and termination in certain circumstances, including upon failure to consummate the Film Library Sale by December 24, 1997. Upon consummation of the Film Library Sale, the Company's twenty-five film domestic distribution arrangement with Disney, under which nine films have been delivered, will be terminated. As also indicated under Note 4 to "Notes to Condensed Consolidated

Financial Statements (unaudited)" under Item 1 above, in July 1997, the Company entered into the Assignment Agreement with Fox, to sell to Fox the Company's rights in DIE HARD WITH A VENGEANCE in exchange for $11,250,000 in cash. Such transaction is subject to several conditions including consummation of the Film Library Sale and applicable approval of the Company's stockholders. The Company has also announced that it does not presently intend to commence production on any additional motion pictures. In addition to Note 4 to "Notes to Condensed Consolidated Financial Statements (unaudited)" under Item 1 above, see the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996, its Current Report on Form 8-K dated April 3, 1997 filed by the Company with the Securities and Exchange Commission on April 4, 1997, its Current Report on Form 8-K dated July 9, 1997 filed by the Company with the Securities and Exchange Commission on July 17, 1997, the Library Sale Agreement (Exhibit 2.2 hereto), two amendments to the Library Sale Agreement (Exhibits 2.3 and 2.4 hereto), the Assignment Agreement (Exhibit 2.5 hereto) and the amendment to the Assignment Agreement (Exhibit 2.6 hereto), for additional information regarding the Library Sale Agreement and the Assignment Agreement and the transactions contemplated thereby (the "Asset Sales").

     Following execution of the Library Sale Agreement and the Assignment Agreement, the Company concluded a number of arrangements with respect to assets which were not included as part of the Asset Sales, including: (i) nineteen development projects (the "Stone Projects") funded by the Company under its "first look" arrangement with Oliver Stone and certain of his affiliates ("Stone"); (ii) visual effects equipment which was part of the Company's visual effects facility located in Lenox, Massachusetts (the "Visual Effects Facility"); (iii) the right to receive any overages from international subdistributors (other than Disney and Fox) pursuant to the Company's existing exploitation agreements with respect to DIE HARD WITH A VENGEANCE (the "International DHWV Overages"); and (iv) approximately $760,000 in miscellaneous receivables outstanding as of September 30, 1997 (the "Miscellaneous Receivables") (not including payments to be received with respect to AN ALAN SMITHEE FILM.

     In addition, the Company solicited bids for the purchase of the Company's slate of twenty-one wholly-owned development projects for which Mr. Vajna's bid of $4,750,000 (plus the reimbursement of certain of the Company's costs related to such projects) was the prevailing bid. The sale of such development projects to Mr. Vajna is subject to consummation of the Film Library Sale and the transactions contemplated by the Assignment Agreement. As the parties to the Merger (described below) negotiated the merger consideration on the basis of a value for such development projects equal to Mr. Vajna's bid, such development projects will merely be part of the assets of the Company at the time of the Merger and no separate cash consideration will be paid to the Company for such projects.

     As indicated under Note 4 to "Notes to Condensed Consolidated Financial Statements (unaudited)" under Item 1 above, in September 1997, Mr. Vajna, Valdina, CPEI Acquisition, Inc. ("Buyer"), a Delaware corporation wholly owned by Mr. Vajna and Valdina, and the Company entered into the Merger Agreement which provides for the Merger of Buyer with and into the Company.
As a result of the Merger, the Company will become wholly owned by Mr. Vajna and Valdina. Valdina, a corporation organized under the laws of The Netherlands Antilles is indirectly beneficially owned 99.8% by Mr. Vajna and 0.2% by a trust which benefits certain persons including the son of Mr. Vajna.

     Pursuant to the Merger Agreement, at the Effective Time of the Merger, each Share of Company Common Stock (other than Shares owned by Mr. Vajna or Valdina, treasury Shares, or Shares as to which statutory dissenters' rights are perfected) will be converted into the right to receive the Purchase Price of $2.41 in cash. The Purchase Price has been adjusted upwards from an Original Purchase Price of $2.30 per Share and is subject to potential further upward adjustment as provided in the Merger

Agreement. See "Item 5: Other Information" under Part II of this Report. The Merger is subject to the satisfaction or waiver of numerous conditions, including, among others, approval of the Merger Agreement by the affirmative vote of a majority of the Shares voted (including abstentions but excluding broker non-votes) on a proposal to approve the Merger Agreement at a special meeting of the Company's stockholders to be held in connection with the Merger and the Asset Sales, without taking into account those Shares owned by Mr. Vajna, Valdina, or any affiliate of Mr. Vajna or Valdina. The Merger is also subject to several other conditions, including, among others, that the transactions contemplated by both the Library Sale Agreement and the Assignment Agreement are consummated in all material respects, and that the percentage of Shares demanding appraisal does not exceed 15% of the Shares outstanding at the Effective Time of the Merger. The Merger Agreement may also be terminated and the Merger abandoned in certain circumstances including, among others, if the parties to the Merger Agreement mutually agree, if the Company's agreement with Disney regarding the Film Library Sale is terminated, or if the Merger is not consummated by December 31, 1997.

     The Company has filed with the Securities and Exchange Commission preliminary proxy materials relating to the special meeting of the Company's stockholders to be held in connection with the Merger and the Asset Sales. Assuming all conditions to the Merger are satisfied, the Company currently anticipates that the Merger will not be consummated until at least mid-December 1997. However, the Merger could be delayed beyond such time as a result of a variety of factors including the time required to obtain necessary approvals. Any delay of the Merger beyond December 31, 1997 would require the consent of all parties to the Merger Agreement. See the Merger Agreement (Exhibit 2.1 hereto) for additional information regarding the Merger Agreement and the transactions contemplated thereby.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

     Feature film revenues decreased from $30,160,000 for the quarter ended September 30, 1996 to $15,649,000 for the quarter ended September 30, 1997. Feature film revenues for the quarter ended September 30, 1996 consisted mainly of the domestic home video availability of NIXON, domestic and international availability of AMANDA, and continuing domestic and foreign revenues from TOMBSTONE and DIE HARD WITH A VENGEANCE. Feature film revenues for the quarter ended September 30, 1997 resulted mainly from the domestic home video availability of THE SHADOW CONSPIRACY and the receipt of overages with respect to the soundtrack for EVITA (the "EVITA Soundtrack").

     Amortization of film costs, residuals and participations decreased from $28,543,000 for the quarter ended September 30, 1996 to $17,785,000 for the quarter ended September 30, 1997 primarily due to the decrease in feature film revenue recognized in the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. This amortization decrease was reduced due to the transfer of all but one of the Stone Projects to Stone in September 1997 as part of the settlement of the Company's "first look" arrangement with Stone. See "Liquidity and Capital Resources." The Company estimates the total projected revenues to be received from the exploitation of a motion picture in all territories and media. As revenues from a motion picture are recognized, the percentage of revenues recognized to total projected revenues is applied to film costs for such motion picture to record amortization. Where applicable, unamortized film costs for a picture are written down to net realizable value for such picture based upon the Company's appraisal of current market conditions.

     Selling, general and administrative ("SG&A") expenses (excluding production overhead costs capitalized to film costs) increased from $2,111,000 for the quarter ended September 30, 1996 to $6,210,000 for the quarter ended September 30, 1997. The increase is due primarily to (i) no production overhead being capitalized into film costs in the third quarter of 1997 in light of the Company's agreements to sell the films in its motion picture library and the Company's current intention not to commence production on additional motion pictures, (ii) severance payments to certain executive officers and other employees, (iii) payments made by the Company to terminate certain sales agency relationships (see "Liquidity and Capital Resources") and (iv) costs and expenses incurred by the Company in connection with negotiation of the Asset Sales and the Merger and the preparation of related proxy materials. In 1996 and prior periods, the Company capitalized production overhead incurred in connection with the production of a motion picture by adding such costs to the capitalized film costs of the motion picture. Production overhead being capitalized to film costs was $1,179,000 for the third quarter of 1996. The total of SG&A expenses and production overhead costs capitalized to film costs increased from $3,290,000 for the quarter ended September 30, 1996 to $6,210,000 for the quarter ended September 30, 1997.

     Interest expense increased from $0 for the quarter ended September 30, 1996 to $1,970,000 for the quarter ended September 30, 1997 primarily because
(i) no interest expense for the quarter ended September 30, 1997 was capitalized to film costs in light of the Company's agreements to sell the films in its motion picture library and the Company's current intention not to commence production on additional motion pictures and (ii) the write off of deferred expenses in connection with the August 31, 1997 expiration of the commitment to lend under the Company's revolving credit facility. In 1996 and prior periods, the Company capitalized applicable interest expense incurred in connection with the production of each motion picture. The Company determined the amount of interest expense to be capitalized to each motion picture in production by multiplying the average cumulative film cost of each motion picture in a given period by the overall effective interest rate paid by the Company on the aggregate amount of debt outstanding for such period. Interest expense, including interest capitalized to film costs, increased from $1,678,000 for the quarter ended September 30, 1996 to $1,970,000 for the quarter ended September 30, 1997 primarily because of the write off of deferred expenses in connection with the August 31, 1997 expiration of the commitment to lend under the Company's revolving credit facility.

     Interest income increased from $171,000 for the quarter ended September 30, 1996 to $483,000 for the quarter ended September 30, 1997 primarily due to higher cash balances during the third quarter of 1997 compared to the third quarter of 1996.

     As a result of the above, the Company incurred a net loss for the quarter ended September 30, 1997 of $9,833,000 as compared to a net loss of $294,000 for the quarter ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Feature film revenues decreased from $89,712,000 for the nine months ended September 30, 1996 to $59,186,000 for the nine months ended September 30, 1997. Feature film revenues for the nine months ended September 30, 1996 consisted mainly of the domestic home video availability of THE SCARLET LETTER and NIXON, international availability of NIXON, domestic and international availability of AMANDA, and continuing domestic and international revenues from TOMBSTONE and DIE HARD WITH A VENGEANCE. Feature film revenues for the nine months ended September 30, 1997 resulted mainly from revenues from the theatrical release of THE SHADOW CONSPIRACY and the domestic home video availability of EVITA and THE SHADOW CONSPIRACY and the receipt of overages with respect to the EVITA Soundtrack.

     Amortization of film costs, residuals and participations decreased from $86,954,000 for the nine months ended September 30, 1996 to $62,198,000 for the nine months ended September 30, 1997 primarily due to the decrease in feature film revenue recognized for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This amortization decrease was reduced due to the transfer of all but one of the Stone Projects to Stone in September 1997 as part of the settlement of the Company's "first look" arrangement with Stone. See "Liquidity and Capital Resources."

     SG&A expenses (excluding production overhead costs capitalized to film costs) increased from $4,990,000 for the nine months ended September 30, 1996 to $14,071,000 for the nine months ended September 30, 1997. The increase is due primarily to (i) no production overhead being capitalized into film costs in the nine months ended September 30, 1997 in light of the Company's agreements to sell the films in its motion picture library and the Company's current intention not to commence production on additional motion pictures,
(ii) severance payments to certain executive officers and other employees,
(iii) payments made by the Company to terminate certain sales agency relationships (see "Liquidity and Capital Resources"), (iv) costs and expenses incurred by the Company in connection with negotiation of the Asset Sales and the Merger and the preparation of related proxy materials, and (v) payments made in connection with the settlement of certain litigation (see "Item 1: Legal Proceedings under Part II of this Report). The total of SG&A expenses and production overhead costs capitalized to film costs increased from $9,261,000 for the nine months ended September 30, 1996 to $14,071,000 for the nine months ended September 30, 1997.

     The provision for impairment of long-lived assets reflects a write down of the Company's visual effects equipment under provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.
121). In April 1997, the Company announced that (i) the Company had entered into the Library Sale Agreement with Disney to sell to Disney substantially all of the films in the Company's motion picture library and certain other assets, (ii) the Company did not presently intend to commence production of any additional motion pictures and (iii) the Company was considering its alternatives assuming consummation of the Film Library Sale. The Company's visual effects assets are not included in the Film Library Sale. In light of the foregoing and due to operating losses of the Visual Effects Facility, the Company determined that a write-down to net realizable value of the visual effects assets was required under SFAS No. 121. Accordingly, the Company recognized a non-cash charge of $2,665,000 at June 30, 1997 for the impairment of the visual effects long-lived assets. The provision for impairment was calculated based upon the excess of the carrying amount of the visual effects assets over the estimated fair value of the visual effects assets. In September 1997, the visual effects assets were sold for aggregate consideration approximating the book value of such assets.

     Interest expense increased from $176,000 for the nine months ended September 30, 1996 to $4,362,000 for the nine months ended September 30, 1997 primarily because no interest expense for the nine months ended September 30, 1997 was capitalized to film costs in light of the Company's agreements to sell the films in its motion picture library and the Company's current intention not to commence production on additional motion pictures. Interest expense, including interest capitalized to film costs, decreased from $5,015,000 for the nine months ended September 30, 1996 to $4,362,000 for the nine months ended September 30, 1997 as a result of lower average outstanding production loan balances during the nine months ended September 30, 1997 compared to the comparable period in 1996.

     Interest income increased from $701,000 for the nine months ended September 30, 1996 to $1,300,000 for the nine months ended September 30, 1997 primarily due to higher cash balances during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

     As a result of the above, the Company incurred a net loss for the nine months ended September 30, 1997 of $22,787,000 as compared to a net loss of $1,647,000 for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a $50,000,000 revolving credit facility with The Chase Manhattan Bank and a syndicate of lenders, under which the commitment to lend expired August 31, 1997. In light of the Company's intention not to commence production on any additional motion pictures, the Company did not seek to extend the commitment to lend prior to its expiration, nor has the Company sought to obtain a new credit facility either before or after expiration of the commitment to lend under the Credit Facility. As of September 30, 1997, approximately $7,753,000 in borrowings were outstanding under the Credit Facility, net of cash retained from the collection of deposits of minimum guarantees. On November 14, 1997, the Company paid off the outstanding balance under the Credit Facility (approximately $5,639,000 in principal and accrued interest on such date).

     The Company previously entered into term loan agreements with Disney to finance a portion of the costs of COLOR OF NIGHT, THE SCARLET LETTER, NIXON, THE SHADOW CONSPIRACY and EVITA. Each loan must be repaid with accrued interest on or before the earlier of (i) four years after the loan proceeds are first made available to the Company or (ii) three years after the initial domestic theatrical release of the applicable picture. Each of these loans are secured by rights to distribute the respective motion picture in the Americas and, except for the term loan with respect to COLOR OF NIGHT which is personally guaranteed by Mr. Vajna, certain other distribution rights related to other motion pictures financed by Disney. The COLOR OF NIGHT term loan with a balance of $4,510,000 at September 30, 1997 was scheduled to mature in May 1997, however, Disney has agreed pursuant to the Library Sale Agreement that no repayment of such loan or any other term loan is required unless the Library Sale Agreement is terminated. None of the remaining currently outstanding term loans with Disney mature in the ordinary course in the next twelve months.
At September 30, 1997, the aggregate amount outstanding under all term loans from Disney plus accrued interest was approximately $39,995,000.

     The Company also has an outstanding promissory note in favor of Valdina which is currently due and payable and under which an aggregate of $3,511,000 in principal and accrued interest was outstanding at September 30, 1997.

     The Company and Disney have an arrangement whereby the Company is financially obligated to pay Disney the lesser of 50% of the cost of the motion picture currently entitled DEEP RISING or $22,500,000 (the "Cost Amount"), in exchange for (i) a 50% equity participation in DEEP RISING, and (ii) a sales fee for international distribution of such motion picture. Pursuant to the Library Sale Agreement, upon consummation of the Film Library Sale, the Company (a) will no longer have any interest in the film as it will no longer serve as sales agent with respect to the film, (b) will relinquish its equity participation in the film and sales fee, (c) will remit to Disney all minimum guarantees received by the Company with respect to DEEP RISING while it served as sales agent with respect to the film and which were not previously remitted to Disney, and (d) will no longer be obligated to pay the Cost Amount. In the event the Film Library Sale is not consummated, the Company currently anticipates that it will have obtained sufficient advances and minimum guarantees with respect to its interest in the film to satisfy the Cost Amount.

     The Company had a "first-look" arrangement with Stone pursuant to which Stone submitted to the Company all theatrical motion picture projects owned or controlled by Stone for the Company's development and consideration of possible production. As consideration for Stone's submitting such projects to the Company, the Company paid certain amounts annually to Stone for overhead and development. Disney reimbursed the Company for all amounts payable to Stone through February 10, 1997. In September 1997, the Company entered into a Termination Agreement (the "Termination Agreement") with Stone in order to terminate the "first-look" arrangement between the Company and Stone and their respective obligations thereunder. Pursuant to such agreement, the Company (i) transferred to Stone all but one of the Stone Projects and (ii) made certain payments to, or for the benefit of Stone. As a result of the Termination Agreement, the Company was relieved of $961,000 in obligations the Company otherwise would have had with respect to the "first-look" arrangement. In the event the Film Library Sale is not consummated, Disney would be obligated to reimburse the Company for all amounts paid to Stone after February 10, 1997 in connection with the "first-look" arrangement (approximately $992,000).

     The Company and Summit Entertainment N.V. ("Summit N.V.") and Summit Entertainment L.P. ("Summit L.P.") (collectively with their affiliates, "Summit"), international sales agents unaffiliated with the Company, have entered into agreements dated as of September 10, 1997 (the "Summit Agreements") which primarily provide for (i) the purchase by Summit N.V., in exchange for the payment of $400,000 to the Company, of the Company's rights in the International DHWV Overages (other than those relating to exploitation agreements with respect to the territories of Italy and Hungary), (ii) the purchase by Summit N.V., in exchange for the payment of an additional $400,000 to the Company, of the Miscellaneous Receivables, and (iii) the termination of Summit's sales agency relationships with the Company and the settlement of the Company's obligations in connection therewith in exchange for an aggregate payment by the Company to Summit (which, pursuant to an additional agreement with Summit, includes certain amounts payable to Summit with respect to a past Company production) of approximately $827,000 (collectively, the "Summit Transactions"). The Summit Transactions were consummated in November 1997.

     At September 30, 1997, the Company had cash on hand of approximately $26,073,000 (exclusive of restricted cash of approximately $5,169,000 consisting primarily of amounts due to Disney from deposits received in connection with the international distribution of DEEP RISING pursuant to the arrangement between the Company and Disney described above).

     As the Company does not presently intend to commence production on any additional motion pictures, management of the Company has been implementing reductions in personnel to achieve staff size commensurate with the Company's current level of activity. The Company has reduced the number of its full time employees by approximately 63% (to eleven employees) since the beginning of 1997. The Company also reduced the amount of space it leases in its corporate headquarters building by approximately sixty percent beginning October 1, 1997. In addition, in September 1997, Cinergi Productions Inc. (California) ("CPI"), the wholly owned subsidiary of the Company which operated the Company's Visual Effects Facility, shut down the operations of such facility and, subsequent thereto, transferred the assets thereof and certain liabilities associated therewith to an unaffiliated third party, Mass.Illusions LLC (the "Purchaser"). CPI transferred the assets of the Visual Effects Facility to the Purchaser in consideration of the assumption by the Purchaser of approximately $900,000 in obligations and liabilities of CPI, including certain payroll and related obligations, the agreement of the Purchaser to manage, on behalf of CPI, the resolution of certain other CPI liabilities and obligations, and the contribution by the Purchaser of $200,000 thereto. In connection with this transaction, CPI also assigned to the Purchaser all of CPI's rights, duties and obligations under a production services agreement relating to a motion picture for which CPI had been engaged to create visual effects. In consideration of such assignment, the Purchaser agreed to indemnify CPI in connection with any claims or actions initiated by any third party with respect to the production services agreement.

     The Company believes that its existing capital, funds from operations and other available sources of capital (including cash on hand), will be sufficient to enable the Company to fund its overhead related expenditures and reduced level of activities pending consummation of the Asset Sales and the Merger. Except for preparing for the special meeting of stockholders to be held in connection with the proposed Asset Sales and Merger, and preparing for the potential closings of the Asset Sales and the Merger, the Company does not currently intend to engage in any significant business operations pending consummation of the Asset Sales and the Merger. No determination has been made by the Company as to its course of conduct in the event that the Asset Sales and/or the Merger are not consummated, as the Company would consider all strategic alternatives reasonably available to it at the time. However, the Company anticipates that it is likely that significant consideration would be given at any such time to a dissolution and winding up of the Company pursuant to Delaware law. The Company might need to seek additional sources of capital following the Merger or in the event the Asset Sales and/or the Merger are not consummated, depending on the course of action chosen to be taken, and the business operations, if any, chosen to be conducted by the Company at such time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable, as the Securities and Exchange Commission phase-in date for this Item with respect to the Company has not yet occurred.

                                       PART II

                                  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On August 25, 1997, the Company settled legal proceedings brought by Laurence Fishburne and The LOA Productions, Inc., Mr. Fishburne's loan-out corporation ("LOA"), against the Company, a subsidiary of the Company and Randolph M. Paul, former Senior Vice President, Business Affairs and a former Director of the Company (the "Fishburne Litigation"). The action, for breach of oral contract, fraud and deceit, and civil conspiracy, was originally filed on July 11, 1994. The plaintiffs had claimed that the Company entered into an oral contract for Mr. Fishburne to appear in the motion picture, DIE HARD WITH A VENGEANCE, but repudiated the contract the following day. Plaintiffs claimed damages of $1,750,000, representing the fixed compensation to which they allege they were entitled, additional compensatory damages of up to $350,000 and general and punitive damages. Trial had been scheduled for August 25, 1997 in Los Angeles Superior Court.

     Pursuant to the terms of the settlement, the Company paid LOA $750,000 and entered into certain agreements with plaintiffs and an entity controlled by Mr. Fishburne which provide the Company with a non-exclusive option (the "Option") to acquire certain rights ("Rights") to a play and related screenplay both written by Mr. Fishburne. The Company also established a letter of credit in the amount of $600,000, the amount which must be paid to the entity controlled by Mr. Fishburne if the Company does not exercise the Option, if the Company does not meet certain other time deadlines, or if the Company fails to match any bona fide third party offers for the Rights. If, during the term of the Option, the Company takes certain actions which will result in the Option becoming exclusive, exercises the Option, or successfully matches any bona fide third party offers for the Rights, then the Company will also incur additional obligations such as those with respect to the financing and developing of the Rights.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     ADJUSTMENT OF MERGER CONSIDERATION TO $2.41 PER SHARE. As indicated above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - General," certain events (described below) have occurred between the date of the Merger Agreement and the date of the filing of this Report which have resulted in an aggregate of $0.11 of adjustments to the Original Purchase Price of $2.30 per Share, i.e., a Purchase Price, as of the date of the filing of this Report, of

$2.41 per Share.

     The Merger Agreement provides that in the event the Company enters into an agreement (the "Stone Agreement") prior to the Adjustment Date (A) to sell five specified Stone Projects or (B) to settle its obligations pursuant to its first look arrangement with Stone, there will be a positive adjustment (a "Gross Adjustment") equal to the sum of (X) the aggregate purchase price, if any, payable to the Company pursuant to the Stone Agreement, and (Y) the aggregate amount of liabilities and other obligations assumed or forgiven by the purchaser (or party or parties with which the Company settles its obligations) pursuant to the Stone Agreement. The Adjustment Date is generally the date which is ten business days prior to the special meeting of stockholders to be held in connection with the Asset Sales and the Merger.
As a result of the settlement of the Company's "first look" arrangement with Stone pursuant to the Termination Agreement, the Company has been relieved of $961,000 in obligations it would otherwise have had to Stone under such arrangement. This has resulted in a Gross Adjustment pursuant to the Stone Agreement of $961,000, or approximately $.0745 per Share.

     The Merger Agreement also provides that in the event the sum of (A) the aggregate amount of all monies received by the Company (as royalties or otherwise) in respect of the EVITA Soundtrack from September 2, 1997 through the Adjustment Date and (B) the aggregate purchase price payable to the Company pursuant to any agreement for the sale of the EVITA Soundtrack (an "Evita Agreement") entered into by the Company prior to the Adjustment Date, exceeds $1,500,000 (such excess being referred to herein as the "Soundtrack Amount"), there will be a Gross Adjustment equal to the Soundtrack Amount. After September 2, 1997, the Company received $1,760,000 in overages with respect to the EVITA Soundtrack, resulting in a Gross Adjustment of $260,000 or approximately $.0201 per Share. The Company is currently in discussions regarding the sale of the EVITA Soundtrack, however, no assurances can be given that any such sale, or any Purchase Price adjustment resulting therefrom, will occur.

     In addition, the Merger Agreement provides that in the event the aggregate amount of monies collected by the Company in connection with certain outstanding accounts receivable (the "Non-Alan Smithee Receivables") from July 1, 1997 through the Adjustment Date (the "Measurement Period") is in excess of $1,573,000 (such excess amount being referred to as the "Non-Alan Smithee Receivables Amount"), there will be a Gross Adjustment equal to the Non-Alan Smithee Receivables Amount. The Non-Alan Smithee Receivables do not include any receivables relating to AN ALAN SMITHEE FILM, for which there is a different potential adjustment. As all of the Non-Alan Smithee Receivables which have not previously been collected (i.e., the Miscellaneous Receivables) were transferred to Summit as part of the Summit Transactions, the aggregate amount of Non-Alan Smithee Receivables collected by the Company during the Measurement Period and the Non-Alan Smithee Receivables Amount have become fixed (and not subject to further adjustment) at $1,743,000 and $170,000, respectively, resulting in an additional Gross Adjustment of $170,000 or approximately $.0132 per Share. When considered with adjustments (discussed above) resulting from the settlement of the "first look" arrangement with Stone and the receipt by the Company of $1,760,000 in overages with respect to the EVITA Soundtrack and taking into account the parties' agreement as to rounding, the total adjustment to the Original Purchase Price was $0.11 resulting in the adjusted Purchase Price of $2.41 per Share.

     The $2.41 Purchase Price is subject to potential further upward adjustment in certain events specified in the Merger Agreement, including in the event additional monies are collected with respect to the EVITA Soundtrack or if the EVITA Soundtrack is sold. The Purchase Price will also be adjusted upwards in the event the sum of certain prescribed adjustments pertaining to the (i) the Company's selling, general and administrative expenses from July 1, 1997 through the Adjustment Date, (ii) the Company's ability to collect certain receivables relating to AN ALAN SMITHEE FILM from July 1, 1997 through the Adjustment Date, and (iii) the amount of monies contributed by the Company to, or the amount of expenses incurred by the Company on behalf of, CPI, or the Visual Effects Facility which was operated by such subsidiary, from July 1, 1997 through the Adjustment Date, in each case measured against certain specified amounts, results in a net positive dollar amount.

     Upon the occurrence of any subsequent event resulting in a Purchase Price adjustment, the aggregate per share adjustment to the Purchase Price will, in general terms, be calculated by dividing the aggregate dollar amount of the adjustments by the total number of issued and outstanding Shares as of the Adjustment Date (including Shares held by Mr. Vajna or Valdina, but excluding the 555,556 Shares held by Disney which will be transferred to the Company as part of the contemplated sale of substantially all of the films in the Company's motion picture library to Disney), rounded off to the nearest whole penny. Except for the adjustments set forth in the Merger Agreement, there are no other possible positive adjustments to the Purchase Price. The Merger Agreement does not provide for any downward adjustments to the Purchase Price.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


        Exhibit No.                Description of Exhibit
        -----------                ----------------------

            2.1 Agreement of Merger, dated as of September 2, 1997, by and among Andrew G. Vajna, Valdina Corporation N.V., CPEI Acquisition Inc. and the Company. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 25, 1997, filed with the Securities and Exchange Commission on September 5, 1997.

            2.2 Purchase and Sale Agreement, dated April 3, 1997, by and between the Company and Cinergi Productions N.V. Inc. and Walt Disney Pictures and Television Incorporated. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 3, 1997, filed with the Securities and Exchange Commission on April 4, 1997.

            2.3 First Amendment to Purchase and Sale Agreement, dated as of August 26, 1997, by and between the Company and Cinergi Productions N.V. Inc. and Walt Disney Pictures and Television Incorporated. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated August 25, 1997, filed with the Securities and Exchange Commission on September 5, 1997.

            2.4 Second Amendment to Purchase and Sale Agreement, dated as of November 10, 1997, by and between the Company and Cinergi Productions N.V. Inc. and Walt Disney Pictures and Television Incorporated. Filed herewith.

            2.5 Assignment Agreement, dated as of July 14, 1997, between Twentieth Century Fox Film Corporation and the Company and Cinergi Productions N.V. Inc. Incorporated by reference to
                   Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 9, 1997, filed with the Securities and Exchange Commission on July 17, 1997.

            2.6 Amendment to Assignment Agreement, dated August 26, 1997, between Twentieth Century Fox Film Corporation, the Company and Cinergi Productions N.V. Inc. Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form

                   8-K, dated August 25, 1997, filed with the Securities and Exchange Commission on September 5, 1997.

           10.1 Termination Agreement, dated as of September 10, 1997, between the Company and Cinergi Productions N.V. Inc., on the one hand, and Ixtlan Corporation, Illusion Entertainment Group, Quetzalcoatl, Inc. and Oliver Stone, on the other hand. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 2, 1997, filed with the Securities and Exchange Commission on October 9, 1997.

           10.2 Severance Agreement, dated as of September 1, 1997, between Warren Braverman, the Company, and Andrew G. Vajna. Filed herewith.

           10.3 Summit Agreements between, as applicable, the Company, Cinergi Productions N.V. Inc., Cinergi Productions KFT, Summit Export (UK) Ltd., Summit Entertainment N.V., and Summit Entertainment L.P. Filed herewith.

           10.4 Manex/Mass.Illusion Business Acquisition Agreement, dated as of September 15, 1997, between Cinergi Productions Inc. (California) and Mass.Illusions, LLC. Filed herewith.

           27      Financial Date Schedule (filed electronically only).
                   Filed herewith.

     b)   Reports on Form 8-K.

          The following reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997:

          Current Report on Form 8-K, dated July 9, 1997, filed by the Company with the Securities and Exchange Commission on July 17, 1997 reporting under "Item 5 - Other Events": (i) execution of the Assignment Agreement, and (ii) a change in the beneficial ownership of the Company by Andrew G. Vajna.

          Current Report on Form 8-K, dated August 25, 1997, filed by the
           Company with the Securities and Exchange Commission on September 5, 1997 reporting under "Item 5 -- Other Events": (i) execution of the Merger Agreement, (ii) execution of an amendment to the Library Sale Agreement, (iii) settlement of the Company's litigation with Laurence Fishburne and certain of his affiliates, (iv) execution of an amendment to the Assignment Agreement, and (v) the reaching of an agreement in principle with Summit regarding the sale to Summit of the International DHWV Overages.

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CINERGI PICTURES ENTERTAINMENT INC.



November 18, 1997                       By:        /s/ Warren Braverman
                                           -------------------------------------
                                           Warren Braverman, Executive Vice
                                           President, Chief Operating Officer
                                           and Chief Financial Officer, signing
                                           both in his capacity as Executive
                                           Vice President on behalf of
                                           Registrant and as Chief Financial
                                           Officer of Registrant

                                     EXHIBIT INDEX


        Exhibit No.                Description of Exhibit
        -----------                ----------------------

            2.1 Agreement of Merger, dated as of September 2, 1997, by and among Andrew G. Vajna, Valdina Corporation N.V., CPEI Acquisition Inc. and the Company. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated August 25, 1997, filed with the Securities and Exchange Commission on September 5, 1997.

            2.2 Purchase and Sale Agreement, dated April 3, 1997, by and between the Company and Cinergi Productions N.V. Inc. and Walt Disney Pictures and Television Incorporated. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 3, 1997, filed with the Securities and Exchange Commission on April 4, 1997.

            2.3 First Amendment to Purchase and Sale Agreement, dated as of August 26, 1997, by and between the Company and Cinergi Productions N.V. Inc. and Walt Disney Pictures and Television Incorporated. Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated August 25, 1997, filed with the Securities and Exchange Commission on September 5, 1997.

            2.4 Second Amendment to Purchase and Sale Agreement, dated as of November 10, 1997, by and between the Company and Cinergi Productions N.V. Inc. and Walt Disney Pictures and Television Incorporated. Filed herewith.

            2.5 Assignment Agreement, dated as of July 14, 1997, between Twentieth Century Fox Film Corporation and the Company and Cinergi Productions N.V. Inc. Incorporated by reference to
                   Exhibit 2.1 to the Company's Current Report on Form 8-K, dated July 9, 1997, filed with the Securities and Exchange Commission on July 17, 1997.

            2.6 Amendment to Assignment Agreement, dated August 26, 1997, between Twentieth Century Fox Film Corporation, the Company and Cinergi Productions N.V. Inc. Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated August 25, 1997, filed with the Securities and Exchange Commission on September 5, 1997.

           10.1 Termination Agreement, dated as of September 10, 1997, between the Company and Cinergi Productions N.V. Inc., on the one hand, and Ixtlan Corporation, Illusion Entertainment Group, Quetzalcoatl, Inc. and Oliver Stone, on the other hand. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 2, 1997, filed with the Securities and Exchange Commission on October 9, 1997.

           10.2 Severance Agreement, dated as of September 1, 1997, between Warren Braverman, the Company, and Andrew G. Vajna. Filed herewith.

           10.3 Summit Agreements between, as applicable, the Company, Cinergi Productions N.V. Inc., Cinergi Productions KFT, Summit Export (UK) Ltd., Summit Entertainment N.V., and Summit Entertainment L.P. Filed herewith.

           10.4 Manex/Mass.Illusion Business Acquisition Agreement, dated as of September 15, 1997, between Cinergi Productions Inc. (California) and Mass.Illusions, LLC. Filed herewith.

           27      Financial Date Schedule (filed electronically only).
                   Filed herewith.